Form 10-Q
period 2002-06-29
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2002-08-13
CIK 1077672, 1077670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2002.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________

Commission File Number 333-71397

TransDigm Inc. (Exact name of registrant as specified in its charter)	TransDigm Holding Company (Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	Delaware (State or other Jurisdiction of incorporation or organization)

34-1750032 (I.R.S. Employer Identification No.)	13-3733378 (I.R.S. Employer Identification No.)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio (Address of principal executive offices)	44143 (Zip Code)

    (216) 289-4939
(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Voting) of TransDigm Holding Company, $0.01 Par Value (Class)	119,789 (Outstanding at June 29, 2002)

Class A Common Stock (Non-Voting) of TransDigm Holding Company, $0.01 Par Value (Class)	–0– (Outstanding at June 29, 2002)

All of the outstanding capital stock of TransDigm Inc. is held by TransDigm Holding Company.

SIGNATURES	30

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 29, 2002	September 30, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,017	$11,221
Accounts receivable, net	35,441	40,215
Inventories (Note 3)	50,201	47,872
Deferred income taxes	9,749	9,749
Prepaid expenses and other	779	447

Total current assets	129,187	109,504

PROPERTY, PLANT AND EQUIPMENT - Net	39,506	42,095

INTANGIBLE ASSETS - Net	199,226	203,858

DEBT ISSUE COSTS - Net	11,922	12,494

DEFERRED INCOME TAXES AND OTHER	4,949	4,947

TOTAL	$384,790	$372,898

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$6,577	$15,822
Accounts payable	8,577	9,181
Accrued liabilities	26,504	28,829

Total current liabilities	41,658	53,832

LONG-TERM DEBT - Less current portion	404,602	399,587

OTHER NON-CURRENT LIABILITIES	6,257	8,033

Total liabilities	452,517	461,452

CUMULATIVE REDEEMABLE PREFERRED STOCK	15,359	13,222

REDEEMABLE COMMON STOCK (Note 5)	1,679	1,612

STOCKHOLDERS’ DEFICIENCY:
Common stock	102,080	102,080
Warrants	1,934	1,934
Retained deficit	(188,278)	(206,901)
Accumulated other comprehensive loss	(501)	(501)

Total stockholders’ deficiency	(84,765)	(103,388)

TOTAL	$384,790	$372,898

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JUNE 29, 2002 AND JUNE 30, 2001
(In Thousands of Dollars)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

NET SALES	$63,045	$54,201	$180,658	$132,065

COST OF SALES (Including charges of $3,175 and $3,331 during the thirteen and thirty-nine week periods ended June 30, 2001, respectively, due to inventory purchase accounting adjustments)	32,451	33,113	96,599	75,933

GROSS PROFIT	30,594	21,088	84,059	56,132

OPERATING EXPENSES:
Selling and administrative	5,050	5,181	15,525	13,720
Amortization of intangibles	1,758	865	4,925	1,704
Research and development	657	817	2,029	2,018

Total operating expenses	7,465	6,863	22,479	17,442

INCOME FROM OPERATIONS	23,129	14,225	61,580	38,690

INTEREST EXPENSE – Net	10,315	7,940	27,200	22,221

INCOME BEFORE INCOME TAXES	12,814	6,285	34,380	16,469

INCOME TAX PROVISION	4,239	2,703	13,516	6,972

NET INCOME	$8,575	$3,582	$20,864	$9,497

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2002
(In Thousands of Dollars)
(Unaudited)

	Common Stock	Warrants	Retained Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, OCTOBER 1, 2001	$102,080	$1,934	$(206,901)	$(501)	$(103,388)
Net income			20,864		20,864
Adjustment of redeemable common stock			(104)		(104)
Cumulative redeemable preferred stock:
Dividends accrued			(1,933)		(1,933)
Amortization of original issue discount			(204)		(204)

BALANCE, JUNE 29, 2002	$102,080	$1,934	$(188,278)	$(501)	$(84,765)

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED
JUNE 29, 2002 AND JUNE 30, 2001
(In Thousands of Dollars)
(Unaudited)

	Thirty-Nine Week Periods Ended

	June 29, 2002	June 30, 2001

OPERATING ACTIVITIES:
Net income	$20,864	$9,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,189	3,930
Amortization of intangibles	4,925	1,704
Amortization/write-off of debt issue costs and note premium	3,615	1,294
Interest deferral on Holdings PIK Notes	2,469	2,205
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,774	(9,394)
Inventories	(2,329)	1,350
Other assets	(1,088)	2,364
Accounts payable	(604)	6,014
Accrued liabilities and other	(3,701)	(2,980)

Net cash provided by operating activities	34,114	15,984

INVESTING ACTIVITIES:
Capital expenditures	(2,140)	(2,471)
Acquisition of Champion Aerospace (Note 6)	—	(161,942)
Acquisition of product line	—	(6,640)

Net cash used in investing activities	(2,140)	(171,053)

FINANCING ACTIVITIES:
Proceeds from senior subordinated notes, net of fees of $3,068	73,938	—
Proceeds from term loans, net of fees of $5,040	—	154,960
Issuance of preferred stock, net of fees of $733	—	14,267
Net borrowings under revolving credit loans	—	8
Repayment of term loans	(84,079)	(8,215)
Purchase of capital stock	(37)	(139)

Net cash (used in) provided by financing activities	(10,178)	160,881

INCREASE IN CASH AND CASH EQUIVALENTS	21,796	5,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,221	4,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,017	$10,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$24,746	$21,213

Cash paid during the period for income taxes	$12,657	$4,510

See notes to consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JUNE 29, 2002 AND JUNE 30, 2001
(Unaudited)

1.     DESCRIPTION OF THE BUSINESS

  TransDigm Holding Company (“Holdings”), through its wholly-owned operating subsidiary, TransDigm Inc. (“TransDigm”), is a leading supplier of highly engineered power system and airframe components servicing predominantly the aerospace industry. TransDigm, which includes the AeroControlex and AdelWiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), Marathon Power Technologies Company (“Marathon”), ZMP, Inc. (“ZMP”), and Adams Rite Aerospace, Inc. (“Adams Rite”) (collectively, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, fuel and lube pumps, mechanical actuators and controls, and batteries and chargers. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches, and lavatory hardware and components.

2.     UNAUDITED INTERIM FINANCIAL INFORMATION

  The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. The September 30, 2001 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen and thirty-nine week periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

3.     INVENTORIES

  Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	June 29, 2002	September 30, 2001 *

Work-in-progress and finished goods	$28,459	$30,990
Raw materials and purchased component parts	29,163	24,177

Total	57,622	55,167
Reserve for excess and obsolete inventory	(7,421)	(7,295)

Inventories - net	$50,201	$47,872

______________

*	$5.8 million of purchased component parts previously included in work-in-progress and finished goods inventory have been reclassified to raw materials and purchased component parts to conform to the presentation as of June 29, 2002.

4.     SENIOR SUBORDINATED NOTES AND AMENDMENT TO SENIOR CREDIT FACILITY

  On June 7, 2002, the Company issued $75 million in aggregate principal amount of additional 10 3/8% Senior Subordinated Notes, due December 1, 2008, at a premium of approximately $2 million. The proceeds of the Senior Subordinated Notes, net of fees and expenses of approximately $3 million, were used to repay $74 million of the borrowings outstanding under the Company’s Senior Credit Facility ($33 million under the Tranche A Facility, $19.5 million under the Tranche B Facility, and $21.5 million under the Tranche C Facility). In conjunction with the issuance of the Senior Subordinated Notes, TransDigm’s Senior Credit Facility was amended to, among other things, permit

  TransDigm to: (1) incur up to $150 million of additional bank borrowings or subordinated debt (for which there are currently no commitments to provide such funds) to finance permitted acquisitions or pay dividends to Holdings to retire certain “paid-in-kind” subordinated notes issued by Holdings (the “Holdings PIK Notes”) and (2) make future permitted acquisitions as long as the aggregate purchase price of such permitted acquisitions does not exceed $225 million and certain other conditions are met. The amendment also modified certain financial covenants and waives any mandatory prepayment of amounts owed under the Senior Credit Facility from excess cash flow, if any, generated by TransDigm during fiscal 2002.

5.     CONTINGENCIES

  Environmental - The Company has been addressing contaminated soil and groundwater beneath its facility in Waco, Texas. Although there can be no assurance that material expenditures will not be required in the future to address currently unidentified contamination or to satisfy further requirements of the Texas Natural Resources Conservation Commission (“TNRCC”), the Company believes that the current soil and groundwater remediation at the Waco facility will not require the incurrence of material expenditures in excess of the escrow fund created in August 1997.

  In connection with the Company’s acquisition of Marathon, a $2 million escrow was created to cover the cost of remediation that TNRCC might require at the facility. During September 1998, the former owner of Marathon filed a lawsuit against the Company to release the environmental escrow alleging that the Company had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco, Texas facility. The Company has filed counter claims against the seller and the ultimate outcome of this matter cannot presently be determined.

  Put Options - During the thirteen-week period ended March 30, 2002, a put option (“put”) became exercisable enabling the holder to require the Company to purchase up to 80% of his Common Stock (including shares that may be acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and his continued service as Chairman of the Board of Holdings and TransDigm. As of June 29, 2002, there were no outstanding shares of Common Stock subject to the put; however, 8,114 shares of Common Stock that can be acquired under exercisable stock options at June 29, 2002 are subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at June 29, 2002. An additional 2,475 shares of Common Stock that are issuable in the future if certain stock options become exercisable upon the occurrence of certain events (change in control, achievement of certain earnings targets, etc.) or certain specified dates in the option agreements are also subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $1.1 million at June 29, 2002. Also, the Chairman of the Board of Holdings and TransDigm and other members of management hold put rights that may become exercisable in the future with respect to other shares of Common Stock, including shares of Common Stock subject to options.

  Other - During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in some legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

6.     ACQUISITION

  Through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc., TransDigm acquired substantially all of the assets and certain liabilities of the Champion Aviation Products (“Champion Aerospace”) business on May 31, 2001 (the “Acquisition”) from Federal Mogul Ignition Company (“Federal-Mogul”), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the Acquisition. Champion Aerospace is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products (including, without limitation, igniters, spark plugs, and exciters) for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

  The purchase price consideration of $160.1 million in cash and $2.2 million of costs associated with the Acquisition was funded through: (1) $147.6 million of borrowings under the Company’s existing Senior Credit Facility, (2) $14.3 million received (net of fees of $.7 million) from the issuance of $15 million of Holdings’ 16 percent Cumulative Redeemable Preferred Stock and warrants to purchase 1,381.87 shares of Holdings’ common stock, and (3) the use of $.4 million of the Company’s existing cash balances. TransDigm also borrowed an additional $15 million under the Senior Credit Facility to pay $5 million of debt issuance costs and provide $10 million of working capital for future operations.

  Approximately $2.6 million of the additional borrowings were obtained under the Company’s revolving credit line, $45 million was added to the Company’s existing Tranche B Facility, and $115 million was borrowed in the form of a new Tranche C Facility maturing in May 2007 under the Senior Credit Facility.

  The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its fiscal 2001 consolidated financial statements from the effective date of the Acquisition. The purchase price was allocated based on a determination of estimated fair values at the date of the Acquisition and resulted in goodwill and other intangible assets of approximately $134 million being recorded on the Company’s consolidated balance sheet. The goodwill and other intangible assets are being amortized on a straight-line basis ranging from 30 to 40 years.

  The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Acquisition had occurred at the beginning of the thirty-nine week period ended June 30, 2001 (in thousands):

Net sales	$179,053

Operating income	$48,580

Net income	$11,536

  This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the period presented and is not intended to be a projection of future results.

7.     SUPPLEMENTAL GUARANTOR INFORMATION

  The Company’s Senior Subordinated Notes, including the additional notes issued on June 7, 2002 (see Note 4), are unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and whose only operations are the result of intercompany activity which is immediately dividended back to TransDigm) on a senior subordinated basis. The Holdings' guarantee of the Senior Subordinated Notes is subordinated to Holdings’ obligations under the Holdings PIK Notes, as well as the Holdings’ guarantee of TransDigm’s borrowings under its Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of June 29, 2002 and September 30, 2001 and its statements of operations and cash flows for the thirty-nine week periods ended June 29, 2002 and June 30, 2001.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 29, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$34,382	$(1,365)		$33,017
Accounts receivable, net		14,717	20,724		35,441
Inventories		19,594	30,607		50,201
Deferred income taxes		9,749			9,749
Prepaid expenses and other		120	659		779

Total current assets		78,562	50,625		129,187

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,430)	389,813	(135,158)	$(110,225)

PROPERTY, PLANT AND EQUIPMENT - Net		9,708	29,798		39,506

INTANGIBLE ASSETS - Net		18,617	180,609		199,226

DEBT ISSUE COSTS - Net	232	11,690			11,922

DEFERRED INCOME TAXES AND OTHER		4,949			4,949

TOTAL ASSETS	$(144,198)	$513,339	$125,874	$(110,225)	$384,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term liabilities		$6,577			$6,577
Accounts payable		4,738	$3,839		8,577
Accrued liabilities		13,778	12,726		26,504

Total current liabilities		25,093	16,565		41,658

LONG-TERM DEBT - Less current portion	$30,065	374,537			404,602

OTHER NON-CURRENT LIABILITIES		4,895	1,362		6,257

Total liabilities	30,065	404,525	17,927		452,517

CUMULATIVE REDEEMABLE PREFERRED STOCK	15,359				15,359

REDEEMABLE COMMON STOCK	1,679				1,679

STOCKHOLDERS' EQUITY (DEFICIENCY)	(191,301)	108,814	107,947	$(110,225)	(84,765)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$(144,198)	$513,339	$125,874	$(110,225)	$384,790

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$12,294	$(1,073)		$11,221
Accounts receivable - net		17,481	22,734		40,215
Inventories		19,353	28,519		47,872
Deferred income taxes		9,749			9,749
Prepaid expenses and other		132	315		447

Total current assets		59,009	50,495		109,504

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(144,774)	395,987	(141,163)	$(110,050)

PROPERTY, PLANT AND EQUIPMENT - Net		10,954	31,141		42,095

INTANGIBLE ASSETS - Net		19,384	184,474		203,858

DEBT ISSUE COSTS - Net	255	12,239			12,494

DEFERRED INCOME TAXES AND OTHER		4,947			4,947

TOTAL ASSETS	$(144,519)	$502,520	$124,947	$(110,050)	$372,898

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term liabilities		$15,822			$15,822
Accounts payable		4,909	$4,272		9,181
Accrued liabilities		17,836	10,993		28,829

Total current liabilities		38,567	15,265		53,832

LONG-TERM DEBT - Less current portion	$27,597	371,990			399,587

OTHER NON-CURRENT LIABILITIES		6,671	1,362		8,033

Total liabilities	27,597	417,228	16,627		461,452

CUMULATIVE REDEEMABLE PREFERRED STOCK	13,222				13,222

REDEEMABLE COMMON STOCK	1,612				1,612

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(186,950)	85,292	108,320	$(110,050)	(103,388)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$(144,519)	$502,520	$124,947	$(110,050)	$372,898

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES		$87,012	$93,646		$180,658

COST OF SALES		42,295	54,304		96,599

GROSS PROFIT		44,717	39,342		84,059

OPERATING EXPENSES:
Selling and administrative		9,452	6,073		15,525
Amortization of intangibles		904	4,021		4,925
Research and development		1,206	823		2,029

Total operating expenses		11,562	10,917		22,479

INCOME FROM OPERATIONS		33,155	28,425		61,580

INTEREST EXPENSE - Net	$2,492	17,377	7,331		27,200

INCOME (LOSS) BEFORE INCOME TAXES	(2,492)	15,778	21,094		34,380

INCOME TAX PROVISION (BENEFIT)	(980)	6,203	8,293		13,516

NET INCOME (LOSS)	$(1,512)	$9,575	$12,801	$—	$20,864

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES		$74,395	$57,670		$132,065

COST OF SALES		40,893	35,040		75,933

GROSS PROFIT		33,502	22,630		56,132

OPERATING EXPENSES:
Selling and administrative		10,295	3,425		13,720
Amortization of intangibles		372	1,332		1,704
Research and development		1,333	685		2,018

Total operating expenses		12,000	5,442		17,442

INCOME FROM OPERATIONS		21,502	17,188		38,690

INTEREST EXPENSE - Net	$2,228	19,806	187		22,221

INCOME (LOSS) BEFORE INCOME TAXES	(2,228)	1,696	17,001		16,469

INCOME TAX PROVISION (BENEFIT)	(943)	718	7,197		6,972

NET INCOME (LOSS)	$(1,285)	$978	$9,804	$—	$9,497

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2002
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(1,512)	$9,575	$12,801		$20,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,535	3,647	7,068		13,250

Net cash provided by operating activities	1,023	13,222	19,869		34,114

INVESTING ACTIVITIES - Capital expenditures		(946)	(1,194)		(2,140)

FINANCING ACTIVITIES:
Changes in intercompany activities	(986)	19,953	(18,967)
Proceeds from senior subordinated notes		73,938			73,938
Repayment of term loans		(84,079)			(84,079)
Purchase of capital stock	(37)				(37)

Net cash provided by (used in) financing activities	(1,023)	9,812	(18,967)		(10,178)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		22,088	(292)		21,796
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		12,294	(1,073)		11,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$34,382	$(1,365)	$—	$33,017

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2001
(In Thousands of Dollars)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income (loss)	$(1,285)	$978	$9,804		$9,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,228	3,061	1,198		6,487

Net cash provided by operating activities	943	4,039	11,002		15,984

INVESTING ACTIVITIES:
Capital expenditures		(1,172)	(1,299)		(2,471)
Acquisition of product line		(6,640)			(6,640)
Acquisition of Champion Aerospace		(161,942)			(161,942)

Net cash used in investing activities		(169,754)	(1,299)		(171,053)

FINANCING ACTIVITIES:
Changes in intercompany activities	(15,071)	25,447	(10,376)
Proceeds from term loans, net		154,960			154,960
Issuance of preferred stock	14,267				14,267
Net borrowings under revolving credit loans		8			8
Repayment of term loans		(8,215)			(8,215)
Purchase of capital stock	(139)				(139)

Net cash provided by (used in) financing activities	(943)	172,200	(10,376)		160,881

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		6,485	(673)		5,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,554	(245)		4,309

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$11,039	$(918)	$—	$10,121

* * * * *

PART I:	FINANCIAL INFORMATION

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section to “TransDigm” are to TransDigm Inc. References to “Holdings” are to TransDigm Holding Company, which owns all of the outstanding capital stock of TransDigm. References to the “Company” are to Holdings, together with TransDigm and its subsidiaries.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement are set forth under the caption “Risk Factors” and elsewhere in this Quarterly Statement. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by those cautionary statements.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company’s products share three common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content; and (3) large shares of niche markets.

TransDigm sells its products to commercial airlines, aircraft maintenance facilities, aircraft and aircraft system original equipment manufacturers (“OEMs”), and various agencies of the United States and foreign governments. TransDigm generates the majority of its income from operations and earnings before interest, taxes, depreciation and amortization (“EBITDA”) from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm’s OEM sales are on an exclusive sole source basis; therefore, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size of the worldwide aircraft fleet, are relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, therefore it benefits from a large and growing installed base of aircraft.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements. The Company’s fiscal year ends on September 30.

Recent Developments

The aerospace industry was hit particularly hard by the events of September 11, 2001. The immediate reduction in air traffic severely impacted the profitability of the airline industry, which began to curtail flights and stretch out or cancel airframe deliveries. Facing this expected downturn, the Company promptly developed a near term market forecast to use as a basis for fiscal 2002 planning. Based on this forecast, which the Company believed to be conservative, the Company implemented a series of actions to significantly reduce its cost structure while maintaining its ability to respond to market dynamics and develop new business. As part of this effort, the Company significantly reduced its workforce in early October 2001.

It still appears that the overall market forecast the Company used for planning purposes was somewhat conservative. Although the Company continues to experience a significant downturn in the commercial aerospace markets, air travel has begun to recover at a faster pace than the Company initially anticipated. Although there are some recent indications of a flattening in revenue passenger miles, the Company still expects the aftermarket sector to recover over the next four to eight quarters as air traffic slowly increases. The Company expects commercial transport OEM production rates to continue to decline for the next few years as new transport delivery schedules are canceled or extended. The Company also expects regional and business jet operations and production rates to be negatively impacted to a lesser degree.

Inventory adjustments throughout the industry have adversely impacted both commercial OEM and aftermarket shipments. Military activity is difficult to predict, but based upon the Company’s broad base of applications, the Company anticipates a modest increase in military orders over the near term.

Net sales, operating income and EBITDA during the first nine months of fiscal year 2002 were higher than the Company anticipated compared to its near term market forecast immediately following September 11th. The Company generated net sales, operating income and EBITDA of $180.7 million, $61.6 million and $71.7 million, respectively for the thirty-nine week period ended June 29, 2002, and $63.0 million, $23.1 million and $26.6 million for the thirteen week period ended June 29, 2002. As disclosed in the Company’s Registration Statement on Form S-4, dated June 28, 2002, the pro forma net sales, operating income, and EBITDA, As Defined were $252.3 million, $70.9 million, and $90.2 million, respectively, for the twelve months ended March 30, 2002. Absent any further disruptive events, the Company expects that for fiscal year 2002 net sales will be slightly below, and operating income and EBITDA, As Defined will exceed, the corresponding amounts for the twelve months ended March 30, 2002.

EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA, As Defined is calculated by adding to EBITDA the incremental inventory costs associated with the write up of inventory required by the purchase accounting treatment applied to the acquisitions of Champion Aerospace and a product line. EBITDA and EBITDA, As Defined are presented herein to provide additional information with respect to the ability of the Company to satisfy its debt service, capital expenditure and working capital requirements and because certain types of covenants in TransDigm’s and Holdings’ borrowing arrangements are tied to similar measures. While EBITDA-based measures are frequently used as measures of operations and the ability to meet debt service requirements, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. EBITDA and EBITDA, As Defined are not measurements of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity or an alternative to net income as indicators of the Company’s operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America.

During fiscal year 2002, the Company was selected by Airbus to provide certain cockpit door security mechanisms. The Company has received orders for approximately $13 million as of June 29, 2002 and anticipates receiving additional orders in the fourth quarter of fiscal 2002 and in fiscal 2003. Shipments through June 29, 2002 have been modest but will increase through the balance of fiscal 2002 and into fiscal 2003.

This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurances that the Company’s current outlook will prove to be correct.

Significant Acquisition

In the ordinary course of business, the Company pursues acquisitions where it believes it can generate value. The following is a summary of a significant acquisition during 2001.

On May 31, 2001, TransDigm (through a newly-formed, wholly-owned subsidiary, Champion Aerospace Inc.) acquired substantially all of the assets and certain liabilities of the Champion Aviation Products business from Federal Mogul Ignition Company (“Federal-Mogul”), a wholly-owned subsidiary of Federal-Mogul Corporation, for approximately $160.1 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. The Champion Aviation Products (“Champion Aerospace”) business is engaged in researching, designing, developing, engineering, manufacturing, marketing, distributing and selling ignition systems and related components and other products, including, without limitation, igniters, spark plugs, exciters; for turbine and piston aircraft applications as well as other aerospace engine and industrial applications.

Significant Accounting Policies

The Company’s consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included with the Company’s Form 10-K for the fiscal year ended September 30, 2001.

Accounting estimates are an integral part of the consolidated financial statements and are based on knowledge and experience about past and current events and on assumptions about future events. Significant accounting estimates reflected in the Company’s consolidated financial statements for the 2001 fiscal year and the thirteen and thirty-nine week periods ended June 29, 2002 and June 30, 2001 include the valuation allowances for inventory obsolescence and uncollectible accounts receivable, accrued liabilities recognized for losses on uncompleted contracts, environmental costs, sales returns and repairs, and preliminary allocations of purchase prices for business combinations along with the pending purchase price adjustment amounts.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded as a result of past business combinations, will cease upon adoption of this statement, which must occur no later than the first quarter of our year ending September 30, 2003. In addition, upon implementation of this statement, the carrying amounts of intangible assets recorded in connection with past business combinations that do not meet the criteria in SFAS No. 141, Business Combinations, for recognition apart from goodwill, must be reclassified to goodwill when SFAS No. 142 is implemented. We have not determined the impact that this statement will have on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for our fiscal year ending September 30, 2003. We have not determined the impact, if any, that this statement will have on our financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposals of Long-Lived Assets. This statement specifies the accounting model to be used for long-lived assets to be disposed of by sale (whether previously held and used or newly acquired) and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for our fiscal year ending September 30, 2003. We have not determined the impact that this statement will have on our consolidated financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	100%	100%	100%	100%

Gross profit	48	39	46	42
Selling and administrative	8	10	9	10
Amortization of intangibles	2	2	2	1
Research and development	1	1	1	2

Income from operations	37	26	34	29
Interest expense- net	16	14	15	17
Provision for income taxes	7	5	7	5

Net income	14%	7%	12%	7%

Changes in Results of Operations

Thirteen week period ended June 29, 2002 compared with the thirteen week period ended June 30, 2001.

•	Net Sales. Net sales increased by $8.8 million, or 16.3%, to $63.0 million for the quarter ended June 29, 2002 from $54.2 million for the comparable quarter last year, primarily due to the Champion Aerospace acquisition, which more than offset decreases in sales resulting from the events described above in “Recent Developments”.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $9.5 million, or 45.1%, to $30.6 million for the quarter ended June 29, 2002 from $21.1 million for the comparable quarter last year. This increase is attributable to the higher sales discussed above and $3.2 million of non-cash charges in 2001 resulting from inventory purchase accounting adjustments pertaining to the Champion Aerospace acquisition and the acquisition of a product line. Gross profit as a percentage of net sales was 48% during the third quarter of fiscal 2002 compared to 39% for the same period in fiscal 2001. The increase is due to the non-cash charges discussed above, cost saving actions taken after the September 11th terrorist attacks, and the strength of the Company’s proprietary products and market positions.

•	Selling and Administrative. Selling and administrative expenses decreased by $0.1 million, or 2.5%, to $5.1 million for the quarter ended June 29, 2002 from $5.2 million for the quarter ended June 30, 2001. This decrease principally resulted from cost saving actions taken as a result of the September 11th terrorist attacks, partially offset by the Champion Aerospace acquisition. Selling and administrative expenses as a percentage of net sales decreased from 9.6% for the quarter ended June 30, 2001 to 8.0% for the quarter ended June 29, 2002 due to increased selling and administrative efficiencies as a result of the Champion Aerospace acquisition and the cost reductions discussed above.

•	Amortization of Intangibles. Amortization of intangibles expense increased by $0.9 million, or 103.2% for the quarter ended June 29, 2002 to $1.8 million from $0.9 million for the comparable quarter last year, due primarily to amortization of the intangible assets recognized in connection with the Champion Aerospace acquisition.

•	Research and Development. Research and development expense of $0.7 million for the quarter ended June 29, 2002 was consistent with the expense for the quarter ended June 30, 2001 of $0.8 million. Research and development expense, as a percentage of net sales, was 1% for the quarters ended June 30, 2001 and June 29, 2002, respectively.

•	Income from Operations. Operating income increased by $8.9 million, or 62.6%, to $23.1 million for the quarter ended June 29, 2002 from $14.2 million for the quarter ended June 30, 2001, primarily as a result of the factors referred to above.

•	Interest Expense. Interest expense increased by $2.4 million, or 29.9%, to $10.3 million for the third quarter of fiscal 2002 from $7.9 million for the third quarter of fiscal 2001. This was caused by an increase in the level of outstanding borrowings as a result of the Champion Aerospace acquisition, partially offset by a decrease in average interest rates.

•	Income Taxes. Income tax expense as a percentage of income before income taxes decreased to 33% for the thirteen-week period ended June 29, 2002 compared to the 43% effective tax rate for the third quarter last year. This decline results from an adjustment to the estimated annual effective tax rate due to increased tax benefits expected to result from higher foreign sales, research and development tax credits, and less non-deductible expenses.

•	Net Income. The Company earned $8.6 million for the third quarter of fiscal 2002 compared to $3.6 million earned for the third quarter of fiscal 2001 primarily as a result of the factors referred to above.

Thirty-nine week period ended June 29, 2002 compared with the thirty-nine week period ended June 30, 2001.

•	Net Sales. Net sales increased by $48.6 million, or 36.8%, to $180.7 million for the thirty-nine week period ended June 29, 2002 from $132.1 million for thirty-nine week period ended June 30, 2001, primarily due to the Champion Aerospace and product line acquisitions, which more than offset decreases in sales resulting from the events described above in “Recent Developments”.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $28.0 million, or 49.8%, to $84.1 million for the thirty-nine week period ended June 29, 2002 from $56.1 million for the comparable thirty-nine week period last year. This increase is attributable to the higher sales discussed above and $3.3 million of non-cash charges in 2001 resulting from inventory purchase accounting adjustments pertaining to the Champion Aerospace acquisition and the acquisition of a product line. Gross profit as a percentage of net sales was 46% during the thirty-nine week period of fiscal

2002 compared to 42% for the thirty-nine week period in fiscal 2001. The increase is primarily due to the 2001 non-cash charges discussed above, cost saving actions taken after the September 11th terrorist attacks, and the strength of the Company’s proprietary products and market positions.

•	Selling and Administrative. Selling and administrative expenses increased by $1.8 million, or 13.2%, to $15.5 million for the thirty-nine week period ended June 29, 2002 from $13.7 million for the thirty-nine week period ended June 30, 2001 primarily due to the Champion Aerospace acquisition. Selling and administrative expenses decreased as a percentage of net sales to 8.6% for the thirty-nine week period ended June 29, 2002 from 10.4% for the thirty-nine week period ended June 30, 2001 due primarily to increased selling and administrative efficiencies as a result of the Champion Aerospace acquisition and September 11th related cost reductions.

•	Amortization of Intangibles. Amortization of intangibles expense increased by $3.2 million, or 189.0% for the thirty-nine week period ended June 29, 2002 to $4.9 million from $1.7 million for the thirty-nine week period ended June 30, 2001, primarily as a result of amortization of the intangible assets recognized in connection with the Champion Aerospace acquisition.

•	Research and Development. Research and development expense was $2.0 million for the thirty-nine week periods ended June 29, 2002 and June 30, 2001. Research and development expense, as a percentage of net sales, decreased slightly from 1.5% for the thirty-nine week period ended June 30, 2001 to 1.1% for the thirty-nine week period ended June 29, 2002.

•	Income from Operations. Operating income increased by $22.9 million, or 59.2%, from $38.7 million for the thirty-nine week period ended June 30, 2001 to $61.6 million for the thirty-nine week period ended June 29, 2002, primarily as a result of the factors referred to above.

•	Interest Expense. Interest expense increased by $5.0 million, or 22.4%, to $27.2 million for the thirty-nine week period ended June 29, 2002 from $22.2 million for the thirty-nine week period ended June 30, 2001. This was caused by an increase in the level of outstanding borrowings as a result of the Champion Aerospace acquisition partially offset by a decrease in average interest rates.

•	Income Taxes. Income tax expense as a percentage of income before income taxes decreased to 39% for the thirty-nine week period ended June 29, 2002 compared to the 42% effective tax rate for the thirty-nine week period ended June 30, 2001. This lower estimated annual effective tax rate was due to increased tax benefits expected to result from higher foreign sales, research and development tax credits, and less non-deductible expenses.

•	Net Income. The Company earned $20.9 million for the thirty-nine week period ended June 29, 2002 compared to net income of $9.5 million for the thirty-nine week period ended June 30, 2001, primarily as a result of the factors referred to above.

Liquidity and Capital Resources

The Company generated approximately $34.1 million of cash from operating activities during the thirty-nine week period ended June 29, 2002 compared to approximately $16.0 million during the thirty-nine week period ended June 30, 2001. The increase is primarily due to increased earnings from the Champion Aerospace acquisition, cost saving actions the Company undertook as a result of the September 11th terrorist attacks, a decrease in accounts receivable, and the strength of the Company’s proprietary products and market positions.

Cash used in investing activities was approximately $2.1 million during the thirty-nine week period ended June 29, 2002 compared to approximately $171.1 million during the thirty-nine week period ended June 30, 2001. The change is mainly due to the acquisition of Champion Aerospace and a product line in the 2001 period.

Cash used in financing activities during the thirty-nine week period ended June 29, 2002 was approximately $10.2 million compared to cash provided by financing activities of $160.9 million during the thirty-nine week period ended June 30, 2001. The cash used in financing activities during fiscal 2002 resulted from the repayment of term loans of approximately $84.1 million offset by proceeds from the issuance of additional Senior Subordinated Notes, net of fees, of approximately $73.9 million. The cash provided by financing activities of approximately $160.9 million during fiscal 2001 was primarily due to the incurrence of substantial indebtedness relating to the acquisition of Champion Aerospace.

The Company’s senior secured credit facility (the “Senior Credit Facility”) consists of (1) a $30.0 million Revolving Credit Facility maturing six years from December 3, 1998 (the “Execution Date”) and (2) a Term Loan Facility in an initial aggregate principal amount of $263.8 million, consisting of a $43.3 million Tranche A Facility maturing six years from the Execution Date, a $105.5 million Tranche B Facility maturing seven and a half years from the Execution Date and a $115.0 Tranche C Facility maturing eight and a half years from the Execution Date. As of June 29, 2002, the outstanding balances of the Revolving Credit Facility and the Tranche A, B and C facilities were $0, $0, $84.1 million and $92.4 million, respectively. The Company may not borrow any additional amounts under the Tranche A, B and C facilities of the Term Loan Facility.

The interest rate for the Senior Credit Facility is, at the Company’s option, either (A) a floating rate equal to the base rate plus the applicable margin, as defined in the Senior Credit Facility, or (B) the Eurodollar rate for fixed periods of one, two, three, or six months, plus the applicable margin. The overall interest rate and applicable margin are determined based on (1) in the case of the Tranche A Facility and the Revolving Credit Facility, (A) an interest rate determined by the base rate, plus 2.25%, 2.00%, 1.75% or 1.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; or (B) an interest rate determined by the Eurodollar Rate, plus 3.25%, 3.00%, 2.75% or 2.50% depending on Holdings’ ability to achieve the respective debt coverage ratio specified in the Senior Credit Facility, as amended; and (2) in the case of the Tranche B Facility and the Tranche C Facility, (A) an interest rate determined by the base rate, plus 2.50%; or (B) an interest rate determined by the Eurodollar rate, plus 3.50%. The Senior Credit Facility is subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, insurance proceeds or other awards that are payable in connection with the loss, destruction or condemnation of any assets, certain new debt and equity offerings and, during fiscal 2003 and thereafter, 50% of excess cash flow (as defined in the Senior Credit Facility) in excess of a predetermined amount under the Senior Credit Facility.

The Senior Credit Facility requires the Company to repay the outstanding indebtedness on a periodic basis through the various maturity dates. The Senior Credit Facility and the indentures governing the Senior Subordinated Notes and the Holdings PIK Notes (the “Indentures”) also contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Senior Credit Facility requires the Company to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Indentures or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply the Company with further funds. The Company is currently in compliance with the covenants contained in the Senior Credit Facility and the Indentures.

TransDigm repaid the Tranche A facility and part of the Tranche B and C facilities with a portion of the proceeds from the offering of an additional $75 million in aggregate principal amount of Senior Subordinated Notes. In addition, TransDigm amended the Senior Credit Facility in connection with the offering of the additional Senior Subordinated Notes. The amendments to the Senior Credit Facility:

•	allowed TransDigm to incur the indebtedness represented by the additional Senior Subordinated Notes;

•	allow TransDigm to pay dividends to Holdings for the purpose of retiring the Holdings PIK Notes;

•	allow TransDigm to incur up to $150.0 million of additional bank borrowings or subordinated debt (for which there are currently no commitments to provide such funds), subject to certain restrictions, including a requirement that such debt must be used:

• to finance acquisitions permitted by the Senior Credit Facility, as amended, or

• to pay the dividends to Holdings to retire the Holdings PIK Notes;

•	allow TransDigm to effect permitted acquisitions, with the aggregate amount paid for all such permitted acquisitions not to exceed $225.0 million;

•	require that at least $10.0 million must remain unused and available under the $30.0 million Revolving Credit Facility immediately following any acquisition;

•	modified certain existing financial covenants; and

•	waive any mandatory prepayment from excess cash flow for fiscal 2002.

The prepayment provision of the Holdings PIK Notes contains a prepayment penalty that begins to increase on December 4, 2003. TransDigm may pay a dividend to Holdings to repurchase the Holdings PIK Notes prior to December 4, 2003. The Senior Credit Facility, as amended, will permit this dividend. In addition, TransDigm anticipates that on the date of its payment, this dividend will be permitted under the restricted payments covenant of the Indenture governing the Senior Subordinated Notes.

The Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, holds a presently-exercisable put option enabling him to require Holdings to purchase up to 80% of his common stock (including shares that may be acquired through the exercise of stock options and held at least six months) at fair value, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. As of June 29, 2002, 8,114 shares of common stock that Mr. Peacock can acquire under presently-exercisable stock options are subject to the put. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at June 29, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Also see Note 5 of the Notes to Consolidated Financial Statements.

The following table sets forth the Company’s contractual cash obligations and other commercial commitments for the next several fiscal years (in millions):

	2002 (1)	2003	2004	2005	2006	2007 and Thereafter	Total

Contractual Cash Obligations:
Long-Term Debt (2)	$.7	$4.5	$13.2	$36.7	$54.9	$296.6	$406.6
Operating Leases	.3	1.2	1.2	1.1	1.0	5.5	10.3
Redeemable Preferred Stock	—	—	—	—	—	17.7	17.7
Other Long-Term Obligations	.4	2.2	2.2	2.2	—	—	7.0

Total Contractual Cash Obligations	$1.4	$7.9	$16.6	$40.0	$55.9	$319.8	$441.6

______________

(1)	Beginning June 30, 2002.

(2)	The 2007 and Thereafter amount includes $30.1 million relating to the Holdings PIK Notes. As mentioned earlier, TransDigm may pay a dividend to Holdings to be used to prepay the Holdings PIK Notes in fiscal 2004.

The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $4.5 million and $4.4 million during fiscal 2001 and 2000, respectively. Going forward, the Company expects its capital expenditures will increase moderately.

The Company may from time to time seek to retire its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company intends to pursue additional acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there are no binding agreements with respect to any material acquisitions at this time, and there can be no assurance that the Company will be able to reach an agreement with respect to any future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current level of operations and anticipated cost savings and operating improvements, management believes that cash flow from operations, available cash and available borrowings under the Senior Credit Facility, will be adequate to meet future liquidity needs for at least the next several years. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. See “Risk Factors”.

Backlog

The Company believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of June 29, 2002, the Company estimated its sales order backlog at $120.7 million compared to an estimated $109.0 million reported as of June 30, 2001. The increase in backlog is primarily due to orders for the Airbus cockpit door security mechanisms discussed above. The majority of the purchase orders outstanding as of June 29, 2002 are scheduled for delivery within the next twelve months. Purchase orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 29, 2002 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

The Company manufactures all of its products in the United States. However, a portion of the Company’s current sales is conducted abroad and a portion of Company’s products are resold to foreign end-users. These sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in higher operating costs. The effects of inflation on the Company’s businesses during the thirteen and thirty-nine week periods ended June 29, 2002 and June 30, 2001 were not significant.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no operations or assets separate from its investment in TransDigm and since the Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and whose only operations are the result of intercompany activity which is immediately dividended back to TransDigm). In addition, Holdings’ only obligations at June 29, 2002 other than its guarantees of debt under the indenture that governs the Senior Subordinated Notes and the Senior Credit Facility consist of (1) the Holdings PIK Notes of $30.1 million due 2009; (2) the Holdings 16% Preferred Stock with an aggregate liquidation preference of $17.7 million; and (3) “put” rights held by certain persons to require Holdings to repurchase, at fair market value, shares of Holdings’ common stock (including shares that may be acquired through the exercise of stock options) held by such persons. The Holdings PIK Notes bear interest in the form of additional Holdings PIK Notes at 12% annually and the Holdings 16% Preferred Stock accrue dividends in cash, or at Holdings’ option, in the form of additional shares of Holdings cumulative redeemable preferred stock, at 16% annually. Interest expense recognized on the Holdings PIK Notes during the thirteen and thirty-nine week periods ended June 29, 2002 was $0.9 and $2.5 million, respectively. Interest expense recognized on these notes during the thirteen and thirty-nine week periods ended June 30, 2001 was $0.8 million and $2.2 million, respectively. Dividend accrual on the Holdings 16% Preferred Stock during the thirteen and thirty-nine week periods ended June 29, 2002 was $0.7 million and $1.9 million, respectively. As of June 29, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at June 29, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

Risk Factors

Set forth below are important risks and uncertainties that could cause our actual results to differ materially from those expressed in forward-looking statements made by our management. In this section only, the words “TransDigm,” “we,” “us” and “our” refer to TransDigm Inc. and our subsidiaries unless the context otherwise indicates. The term “Holdings” refers to TransDigm Holding Company. References to the “Company” are to Holdings, together with TransDigm and its subsidiaries.

Substantial Leverage—Our substantial indebtedness could adversely affect our financial health.

The Company has a significant amount of indebtedness. The following chart shows certain of the Company’s important credit statistics:

At June 29, 2002

(dollars in millions)

Total TransDigm indebtedness	$378.5

Total Holdings indebtedness	$30.1

In addition, at June 29, 2002, the Company had a consolidated stockholders’ deficiency of $84.8 million.

The Company’s substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

In addition to the restrictive covenants contained in the Senior Credit Facility and the Indentures governing the Senior Subordinated Notes and the Holdings PIK Notes (the “Indentures”), the Senior Credit Facility contains covenants that require us to meet certain financial ratios. Any failure to comply with the restrictions of the Senior Credit Facility, the Indentures or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-

acceleration or cross-default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds.

Additional Borrowings Available—Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the Indenture governing the Senior Subordinated Notes do not fully prohibit us or our subsidiaries from doing so. Our Senior Credit Facility will permit additional borrowings of up to $180.0 million, including $30.0 million under our Revolving Credit Facility and $150.0 million of additional bank borrowings. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Ability to Service Debt—To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, or to fund planned capital expenditures and research and development, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet our future liquidity needs for at least the next several years.

No assurance can be given that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Related to Terrorism—We may not yet know the full impact of the September 11th terrorist attacks, and any future terrorist attacks may have a material adverse impact on our business.

On September 11, 2001, the United States was subjected to multiple terrorist attacks, which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. The overall result of the terrorist attacks was billions of dollars in losses to the airlines industry. The full impact of these events and any future terrorist attacks is not yet known and could result in further reductions in the use of commercial aircraft. Such future reductions may cause airlines to delay purchases of spare parts and new aircraft or to file for bankruptcy. If demand for new aircraft and spare parts decreases, there may be a decrease in demand for certain of our products.

Dependence on Major Customers—We rely heavily on certain customers for much of our sales.

Our two largest customers for the year ended September 30, 2001, were Aviall (a distributor of aftermarket parts to airlines throughout the world) and Boeing (including McDonnell Douglas). These customers accounted for approximately 17% and 8%, respectively, of our consolidated net sales in fiscal 2001. Our top ten customers for the year ended September 30, 2001 accounted for approximately 55% of our consolidated net sales. The loss of any one or more of these key customers could have a material adverse effect on our business.

Customer Contracts—We generally do not have guaranteed future sales of our products. Further, we are obligated under fixed price contracts with some of our customers, so we take the risk for cost overruns.

As is customary in our business, we do not have long-term contracts with most of our aftermarket customers and therefore do not have guaranteed future sales. Although we do have long-term contracts with many of our OEM customers, some of those customers may terminate these contracts on short notice and, in many other cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements. Cancellations, reductions or delays in orders by a customer or a group of customers could have a material adverse effect on our business, financial condition and results of operations.

We also have entered into multi-year, fixed-price contracts with some of our customers, where we agree to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreased or increased costs for making these products. Sometimes we accept a fixed-price contract for a product which we have not yet produced, which increases the risks of delays or cost overruns.

Almost all of our contracts do not permit us to recover for increases in input prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes. Any such increases are likely to have an adverse effect on our business.

Aircraft Components Segment Risks—Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

We compete in the aircraft component segment of the aerospace industry. Our business is directly affected by economic factors and other trends that affect our customers, including projected market growth that may not materialize or be sustainable. Specifically, the aircraft component segment is sensitive to changes in the number of miles flown by paying customers of commercial airlines, which we refer to as revenue passenger miles, and, to a lesser extent, to changes in the profitability of the commercial airline industry and the size and age of the worldwide aircraft fleet.

Revenue passenger miles and airline profitability have historically been correlated with the general economic environment, although national and international events can also play a key role. For example, revenue passenger miles declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. See “—Risks Related to Terrorism.” Any future reduction would reduce the use of commercial aircraft and, consequently, the need for spare parts and new aircraft. During periods of reduced airline profitability, some airlines may elect to delay purchases of spare parts, preferring instead to deplete existing inventories or to file for bankruptcy. If demand for new aircraft and spare parts decreases, there may be a decrease in demand for certain of our products. Therefore, any future decline in revenue passenger miles, airline profitability or the size of the worldwide aircraft fleet, for any reason, could have a material adverse effect on our business.

In addition, sales to manufacturers of large commercial aircraft, which accounted for approximately 15% of our net sales in fiscal 2001, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by fuel and labor costs and price competition, and other factors. Due in part to these factors, the number of large commercial aircraft delivered has dropped from a peak of approximately 914 aircraft in 1999. As a result of the events of September 11th and a weakened economy, many industry analysts expect aircraft deliveries to trend significantly downward from over 850 aircraft delivered in 2001. Prior downturns have adversely effected our net sales, gross margin and net income. These and certain other factors may cause a downturn in sales to manufacturers of large commercial aircraft in the future which may have a material adverse effect on our business.

Fluctuations in Defense Spending—A decline in the U.S. defense budget may adversely affect our sales of parts used in military aircraft.

Approximately 20% of our sales in fiscal 2001 were related to products used in military aircraft, over half of which were spare parts provided to various governmental agencies.

The United States’ defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft and, to a lessor extent, spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the United States and abroad. The United States’ defense budget may continue to fluctuate, and may decline, and sales of defense related items to foreign governments may decrease. If there is a decline which reduces demand for our components, our business may be adversely affected.

In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business.

Government Regulation and Industry Oversight—Our business would be adversely affected if we lost our government or industry approvals or if more onerous government regulations were enacted or industry oversight increased.

The aircraft component industry is highly regulated in the United States and in other countries. In order to sell our components, we and the components we manufacture must be certified by the Federal Aviation Administration, the United States Department of Defense and similar agencies in foreign countries and by individual manufacturers.

If new and more stringent government regulations are adopted or if industry oversight increases we might incur significant expenses to comply with any new regulations or heightened industry oversight. If material authorizations or approvals were revoked or suspended, our business would be adversely affected.

To the extent that we operate outside the United States, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though such partners are foreign companies that are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business.

Risks Associated with our Workforce—We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

Because our products are complicated and very detailed, we are highly dependent on an educated and trained workforce. There is substantial competition for skilled personnel in the aircraft component industry and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.

At September 30, 2001, approximately 10% of our employees were represented by the United Steelworkers Union, and approximately 5% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America. Our collective bargaining agreements with these labor unions expire in April 2005 and November 2004, respectively. Although we believe that our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods and operate on relatively short lead times for our products, any work shortage could have a material adverse effect on our business.

Dependence on Key Personnel—If we lose our senior management or technical personnel, our business may be adversely affected.

Our success is dependent upon our senior management, as well as on our ability to attract and retain qualified personnel, including engineers. There is substantial competition for these kinds of personnel in the aircraft component industry. We may not be able to retain our existing senior management or engineering staff, fill new positions or vacancies created by expansion or turnover, or attract additional qualified personnel. Although we have entered into employment agreements with certain executive officers, these agreements may not be renewed.

Risks Associated with Suppliers—Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely affected by factors affecting our suppliers, or by increased costs of such raw materials or components if we are unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we are unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe that we could, in most instances, identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier and could have a material adverse effect on our business.

Potential Exposure to Environmental Liabilities— We may be liable for penalties under a variety of environmental laws, even if we did not cause any environmental problems. Changes in environmental laws or unexpected investigations could adversely affect our business.

Our business and our facilities are subject to a number of federal, state and local laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials.

Pursuant to certain environmental laws, a current or previous owner or operator of land may be liable for the costs of investigation, removal or remediation of hazardous materials at such property. These laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange (as defined under these statutes) for the disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by them.

Because we own and operate a number of facilities, and because we arrange for the disposal of hazardous materials at many disposal sites, we may incur costs for investigation, removal and remediation, as well as capital costs associated with compliance with these laws. Although such environmental costs have not been material in the past and are not expected to be material in the future, changes in environmental laws or unexpected investigations and clean-up costs could have a material adverse effect on our business.

Risks Associated with International Operations —Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

Our export sales to customers were approximately $54.8 million, $36.2 million and $30.7 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. In addition, a portion of the products we sell to domestic distributors is resold to foreign end-users. These sales are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices.

Foreign governments could adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities abroad. Furthermore, the political, cultural and economic climate outside the United States may not be favorable to our business and growth strategy.

Risks Related to Potential Future Acquisitions—We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

We intend to pursue acquisitions that we believe will present opportunities consistent with the Company’s value generation strategy. This acquisition strategy may require substantial capital, and we may not be able to raise the necessary funds on terms satisfactory to us or at all. Our acquisition strategy is also limited by the availability of suitable acquisition candidates. We cannot assure you that we will be able to consummate any future acquisitions.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds. Future acquisitions would likely result in the incurrence of debt and contingent liabilities and an increase in interest expense and amortization expenses or periodic impairment charges related to goodwill and other intangible assets, which could have a material adverse effect upon our business.

Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. For all of these reasons, if any such acquisitions occur, our business could be adversely affected.

Competition—We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies, some of which have significantly greater financial, technological and marketing resources than us. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistently high quality, short lead-time and timely delivery, competitive price, superior customer service and support and continued certification under customer quality requirements and assurance programs. Our inability to compete successfully with respect to these or other factors may materially adversely affect our business and financial condition.

Control by Odyssey—We are controlled by Odyssey, whose interests may not be aligned with the Company's creditors and other shareholders.

Odyssey and its co-investors indirectly own approximately 83.7% of the common equity interests in Holdings, on a fully diluted basis (including shares issuable upon exercise of warrants but excluding shares issuable upon exercise of stock options) and, therefore, have the power, subject to certain exceptions, to control Holdings. They also control the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. The interests of Odyssey may not in all cases be aligned with the Company’s creditors and other shareholders.

Product Liability; Claims Exposure—We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. While we believe that our liability insurance is adequate to protect us from future products liability claims, if claims were to arise, such insurance coverage may not be adequate.

Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on our business.

Forward-Looking Statements—Our Forward-Looking Statements May Prove To Be Inaccurate.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements about forecasts, our plans, strategies and prospects in this Quarterly Statement. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we can give no assurance that they will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this offering memorandum are set forth above in this “Risk Factors” section and elsewhere in this Quarterly Statement. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

PART I:	FINANCIAL INFORMATION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At June 29, 2002, the Company is subject to interest rate risk with respect to borrowings under its Senior Credit Facility as the interest rates on such borrowings vary with market conditions and, thus, the amount of outstanding borrowings approximates the fair value of the indebtedness. The weighted average interest rate on the $176.5 million of borrowings outstanding under the Senior Credit Facility at June 29, 2002 was 5.4%. The effect of a hypothetical one percentage point increase in interest rates would increase the Company’s annual interest costs under the Senior Credit Facility by approximately $1.8 million based on the amount of borrowings outstanding at June 29, 2002.

Also outstanding at June 29, 2002 was $200.0 million of Company indebtedness in the form of the Senior Subordinated Notes, $30.1 million of the Holdings PIK Notes and Holdings 16% Preferred Stock with an aggregate liquidation preference of $17.7 million. In addition, as of June 29, 2002, 8,114 shares of common stock that the Chairman of the Board of Directors of TransDigm and Holdings, Mr. Peacock, can acquire under presently-exercisable stock options are subject to a put that enables Mr. Peacock to require Holdings to repurchase, at fair market value, shares held by Mr. Peacock after such shares are held at least six months, subject to certain restrictions under the Company’s long-term debt agreements and subject to his continued service as Chairman of the Board of TransDigm and Holdings. The estimated fair value of such shares, net of the exercise price of the related stock options, totaled approximately $8.6 million at June 29, 2002. Mr. Peacock and other members of management hold put rights that may become exercisable in the future with respect to other shares of common stock, including shares of common stock subject to options. The interest rates on the Senior Subordinated Notes and the Holdings PIK Notes are fixed at 10 3/8 % and 12% per year, respectively, and the dividends accrue on the Holdings 16% Preferred Stock at 16% annually. The fair value of the Senior Subordinated Notes was approximately $205 million at June 29, 2002, based upon quoted market prices. A determination of the fair value of the Holdings PIK Notes and the Holdings 16% Preferred Stock is not considered practicable because they are held by related parties and are not publicly traded. Because the common stock subject to put rights is required to be repurchased at fair market value, the value of Holdings’ repurchase obligation will increase to the extent the fair market value of Holdings’ common stock increases.

PART II:	OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

*4.1	Registration Rights Agreement, dated June 7, 2002, among TransDigm Inc., the Guarantors and the Initial Purchasers (each as defined therein), relating to the $75 million of 10 3/8 Senior Subordinated Notes due 2008.

*10.1	Employment Agreement Amendment, dated January 17, 2002, between TransDigm Holding Company and Douglas W. Peacock.

*10.2	Employment Agreement Amendment, dated January 17, 2002, between TransDigm Holding Company and W. Nicholas Howley.

*10.3	Purchase Agreement, dated June 4, 2002, by and among TransDigm Inc., the Guarantors and the Initial Purchasers (each as defined therein), with respect to the $75 million of 10 3/8 Senior Subordinated Notes due 2008.

*10.4	First Amendment and Consent, dated as of May 14, 2002, to the Amended and Restated Credit Agreement.

*	(Incorporated by reference to the same titled exhibit to our Registration Statement on Form S-4 dated June 28, 2002 File No. 333-91574, as amended)

(b)	Reports on Form 8-K

On May 24, 2002, the Company filed a report on Form 8-K related to its proposed offering of an additional $75 million of its 10 3/8% Senior Subordinated Notes due 2008 in a private placement.

On May 29, 2002, the Company filed a report on Form 8-K related to disclosure of information not previously publicly disclosed in accordance with Regulation FD.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2002

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2002

TRANSDIGM INC.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Co-Registrant and in the capacities and as of the dates indicated.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2002

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2002