Form 10-Q
period 2003-12-27
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2004-02-03
CIK 1077672, 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2003.

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

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the co-registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of December 27, 2003.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of December 27, 2003.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	December 27, 2003	September 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,564	$18,902
Trade accounts receivable - Net	38,209	36,709
Income taxes receivable	20,031	36,703
Inventories	58,529	77,386
Deferred income taxes	13,777	8,177
Prepaid expenses and other	1,125	3,850

Total current assets	184,235	181,727

PROPERTY, PLANT AND EQUIPMENT - Net	59,106	60,342

GOODWILL - Net	807,815	807,714

OTHER INTANGIBLE ASSETS - Net	231,837	235,839

DEBT ISSUE COSTS - Net	27,763	28,771

OTHER	633	627

TOTAL ASSETS	$1,311,389	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$4,450	$7,634
Accounts payable	9,575	11,221
Accrued liabilities	35,555	29,625

Total current liabilities	49,580	48,480

LONG-TERM DEBT - Less current portion	692,050	692,050

DEFERRED INCOME TAXES	64,046	64,364

OTHER NON-CURRENT LIABILITIES	2,950	4,917

Total liabilities	808,626	809,811

STOCKHOLDERS’ EQUITY:
Common stock	509,674	508,100
Accumulated deficit	(6,808)	(2,788)
Accumulated other comprehensive loss	(103)	(103)

Total stockholders’ equity	502,763	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,311,389	$1,315,020

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 27, 2003	(Predecessor) December 28, 2002
NET SALES	$67,682	$69,805

COST OF SALES (Including inventory purchase accounting charge of $18,057 for the period ended December 27, 2003)	51,619	35,495

GROSS PROFIT	16,063	34,310

OPERATING EXPENSES:
Selling and administrative	6,516	5,213
Amortization of intangibles	2,783	284
Research and development	517	476

Total operating expenses	9,816	5,973

INCOME FROM OPERATIONS	6,247	28,337

INTEREST EXPENSE - Net	12,669	8,939

INCOME (LOSS) BEFORE INCOME TAXES	(6,422)	19,398

INCOME TAX PROVISION (BENEFIT)	(2,402)	7,280

NET INCOME (LOSS)	$(4,020)	$12,118

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

(Amounts in thousands)

(Unaudited)

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2003	$508,100	$(2,788)	$(103)	$505,209

Equity contribution from TD Holding - Stock option and deferred compensation costs incurred by TD Holding	1,550	—	—	1,550

Comprehensive loss - Net loss	—	(4,020)	—	(4,020)

Proceeds from exercise of stock options	24	—	—	24

BALANCE, DECEMBER 27, 2003	$509,674	$(6,808)	$(103)	$502,763

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 27, 2003	(Predecessor) December 28, 2002
OPERATING ACTIVITIES:
Net income (loss)	$(4,020)	$12,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash inventory purchase accounting charge	18,057	—
Depreciation	1,865	1,720
Amortization of intangibles	2,783	284
Amortization of debt issue costs and note premium	1,008	501
Interest deferral on Holdings PIK Notes	—	919
Noncash stock option and deferred compensation costs	1,550	—
Changes in assets and liabilities:
Trade accounts receivable	(1,500)	2,972
Inventories	800	(1,772)
Income taxes receivable and other assets	11,206	(505)
Accounts payable	(1,646)	(1,183)
Accrued and other liabilities	5,664	1,150

Net cash provided by operating activities	35,767	16,204

INVESTING ACTIVITIES:
Capital expenditures	(629)	(734)

Net cash used in investing activities	(629)	(734)

FINANCING ACTIVITIES:
Payment of amounts borrowed under credit facility	—	(741)
Proceeds from exercise of stock options	24	—
Payment of license obligation	(1,500)	—

Net cash used in financing activities	(1,476)	(741)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,662	14,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,902	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,564	$63,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,227	$12,034

Cash paid (received) during the period for income taxes	$(13,156)	$552

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002 (PREDECESSOR)

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm, which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), MarathonNorco Aerospace, Inc. (“Marathon”), ZMP, Inc. (“ZMP”), Adams Rite Aerospace, Inc. (“Adams Rite”) and TD Finance Corporation (collectively, and together with Holdings, the “Company”) offers a broad line of proprietary aerospace components. Major product offerings in the Power System Components category include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, batteries and chargers, and rods and locking devices used to hold open panels to allow access to engines for maintenance. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches and locking devices, and lavatory hardware and components.

Merger—On July 22, 2003, Holdings consummated a merger with TD Acquisition Corporation (“TD Acquisition”) pursuant to which TD Acquisition merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (the “Merger”). In connection with the Merger, TransDigm Inc. completed a tender offer for its outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”). Of the $200 million aggregate principal amount of outstanding Senior Subordinated Notes, a total of approximately $197.8 million aggregate principal amount of Senior Subordinated Notes were validly tendered and the remaining $2.2 million aggregate principal amount of Senior Subordinated Notes were defeased pursuant to the terms of the indenture governing the Senior Subordinated Notes. In December 2003, TransDigm Inc. redeemed the defeased Senior Subordinated Notes. In addition, as a result of the consummation of the Merger, the outstanding balance of $197.5 million under TransDigm Inc.’s then existing senior secured credit facility became due and was repaid in its entirety upon the closing of the Merger. The cash merger consideration of approximately $759.7 million paid to Holdings’ former common and preferred stockholders, holders of in-the-money stock options and the holder of the warrant to purchase Holdings’ common stock (including merger related expenses of approximately $29.1 million borne by the then existing equity holders of Holdings and excluding the $35.7 million fair value of stock options rolled over in connection with the Merger), acquisition fees and expenses of approximately $34.7 million and the repayment of substantially all of TransDigm Inc.’s then existing debt in connection with the consummation of the Merger was financed through: (1) an investment of $471.3 million in TD Holding Corporation (“TD Holding”) by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and certain other institutional investors which was contributed as equity to TD Acquisition which then contributed such proceeds as equity to TD Funding Corporation which merged with and into TransDigm Inc. in connection with the Merger, (2) $295.0 million of borrowings under a new secured term loan facility, (3) $400.0 million of gross proceeds from the issuance by TransDigm Inc. of new 8 3/8% Senior Subordinated Notes due 2011 (the “8 3/8% Senior Subordinated Notes”) and (4) the use of existing cash balances. Following the Merger, Warburg Pincus, through its direct and indirect ownership, owns a majority of the outstanding common stock of TD Holding. The new 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of TransDigm’s existing domestic subsidiaries.

The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of TD Holding’s investment to the Company’s assets and liabilities is subject to adjustment. The Company expects that $681.1 million of the $807.8 million of goodwill recorded in connection with the Merger will not be deductible for income tax purposes.

The following table summarizes the preliminary fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
Current assets	$213,576
Property, plant and equipment	60,732
Goodwill	807,815
Other intangible assets	237,814
Other assets	30,038

Total assets	1,349,975

Liabilities:
Current liabilities	82,035
Long-term debt	692,788
Deferred income taxes	63,451
Other liabilities	4,703

Total liabilities	842,977

TD Holding investment in Holdings	$506,998

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger and the Norco Acquisition (see Note 4) had occurred on the first day of the thirteen-week period ended December 28, 2002 (Predecessor) (in thousands):

Thirteen Weeks Ended December 28, 2002 (Predecessor)
Net sales	$74,998

Income from operations	7,069

Net loss	(4,058)

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions is sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense that resulted from the write-up of the carrying value of property, plant and equipment to fair value in accounting for the Merger, (iv) additional compensation expense that resulted from the new stock option plan and the deferred compensation plans of TD Holding established in conjunction with the Merger that cover certain management personnel of the Company, and (v) additional interest expense that resulted from the Company’s increased indebtedness resulting from the transactions. The pro forma results of operations for the period ended December 28, 2002 exclude the $176 million Merger charge recorded in July 2003 that was principally composed of compensation costs recognized for stock options redeemed or rolled over in connection with the Merger, the premium paid to redeem the Senior Subordinated Notes and other costs related to the Merger. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. The September 30, 2003 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen weeks ended December 27, 2003 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the financial statements for the period ended December 28, 2002 (Predecessor) to conform to the classifications used in the financial statements for the period ended December 27, 2003.

Since the date of the Merger (see Note 1), the accompanying financial statements include fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment and the subsequent impact on cost of sales, amortization, and depreciation expenses. Accordingly, the accompanying condensed consolidated financial statements for periods prior to the Merger are labeled as “Predecessor” financial statements.

3.	NEW ACCOUNTING STANDARDS

During the quarter ended December 27, 2003, the Company implemented the provisions of the Financial Accounting Standards Board’s (the “FASB’s”) Emerging Issues Task Force Abstract No 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria for determining how to account for multiple-deliverable revenue arrangements. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB also issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, which expands the disclosure requirements regarding plan assets and benefit obligations for the Company’s two defined benefit pension plans. The provisions of this statement are effective for the second quarter of fiscal 2004.

4.	ACQUISITION

On February 24, 2003, Marathon acquired certain assets and assumed certain liabilities of the Norco, Inc. (“Norco”) business from TransTechnology Corporation for $51.0 million in cash (the “Acquisition”). In addition, the Company was required to pay approximately $1.0 million of asset transfer tax payments in accordance with the purchase agreement and, during August 2003, a $1.1 million purchase price adjustment was received from TransTechnology Corporation (excluding related fees and expenses of $0.1 million) based on a final determination of working capital as of the closing of the Norco Acquisition.

Norco is a leading aerospace component manufacturer of proprietary engine hold open mechanisms and specialty connecting devices. The primary reasons for the Acquisition were Norco’s proprietary aerospace components, significant aftermarket sales and large share of niche markets that are consistent with the Company’s overall business and strategic direction. In addition, as a result of the Acquisition, Marathon expects to reduce the combined operating costs through the relocation of the Norco manufacturing process into its existing Waco, Texas facility. During the fourth quarter of fiscal 2003, the Company relocated Norco’s manufacturing operations from Norco’s former facility in Connecticut to Marathon’s Waco, Texas facility. In connection with this relocation, Norco’s lease at its Connecticut facility was cancelled.

The initial purchase price consideration of $51.0 million in cash, $1.0 million asset transfer tax payments and $1.0 million of costs associated with the Acquisition were funded through the use of $28.2 million of the Company’s existing cash balances and $24.8 million (net of fees of $0.2 million) of borrowings under its previous senior secured credit facility (the “Old Credit Facility”). All amounts outstanding under the Old Credit Facility were repaid in connection with the consummation of the Merger (see Note 1).

The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the Acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets, accordingly, the allocation of the purchase price is subject to refinement.

The Company expects substantially all of the goodwill recognized in accounting for the Acquisition will be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and recognized in accounting for the Acquisition and the liabilities assumed (in thousands):

Current assets	$8,487
Property, plant and equipment	834
Goodwill	28,180
Other intangible assets	17,137

Total assets acquired	54,638
Total liabilities assumed—current liabilities	2,600

Net assets acquired	$52,038

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 27, 2003	September 30, 2003
Work-in-progress and finished goods (1)	$31,686	$49,915
Raw materials and purchased component parts	33,732	34,512

Total	65,418	84,427
Reserve for excess and obsolete inventory	(6,889)	(7,041)

Inventories - net	$58,529	$77,386

(1)	The balance at September 30, 2003 includes $18.1 million of purchase price accounting adjustments recorded in conjunction with the Merger (see Note 1).

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$1,509	$80,524
License agreement	9,468	252	9,216
Trade secrets	11,772	223	11,549
Patented technology	1,345	74	1,271
Order backlog	6,480	2,700	3,780

Total	$111,098	$4,758	$106,340

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$662	$81,371
License agreement	10,687	101	10,586
Trade secrets	11,772	97	11,675
Patented technology	1,345	15	1,330
Order backlog	6,480	1,100	5,380

Total	$112,317	$1,975	$110,342

During the period ended December 27, 2003, the carrying value of the license agreement intangible asset and related obligation were reduced approximately $1.2 million as a result of a mutual agreement with the licensor to modify the license agreement.

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both December 27, 2003 and September 30, 2003.

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:
Thirteen weeks ended December 27, 2003	$2,783
Thirteen weeks ended December 28, 2002 (Predecessor)	284

Estimated Amortization Expense: Period Ended September 30,
Thirty-nine weeks ended 2004	$7,542
Fiscal year ended 2005	4,988
Fiscal year ended 2006	4,988
Fiscal year ended 2007	4,988
Fiscal year ended 2008	4,988
Fiscal year ended 2009	4,874
Thereafter	73,972

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the thirteen week periods ended December 27, 2003 and December 28, 2002 (Predecessor) (in thousands):

	Thirteen Weeks Ended
	December 27, 2003	December 28, 2002 (Predecessor)
Liability balance at beginning of period	$3,070	$2,356
Accruals for warranties issued	483	229
Warranty claims settled	(434)	(345)

Liability balance at end of period	$3,119	$2,240

8.	CONTINGENCIES

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

In connection with the Company’s acquisition of Marathon, a $2.0 million escrow was created to cover the cost of certain remediation at Marathon’s Waco, Texas facility. During September 1998, the former owners of Marathon filed a lawsuit against the Company to release the environmental escrow alleging, among other things, that the Company had violated the requirements of the stock purchase agreement relating to the investigation of the presence of certain contaminants at the Waco facility. The Company asserted a counterclaim against such former owners and denied the allegations in the complaint. On October 15, 2003, the TCEQ issued a certificate of completion for the ongoing remediation at the Waco facility. In connection with the completion of the matter, the Company and the former owners of Marathon are in the process of finalizing a proposed settlement of the ongoing litigation. Under the terms of the proposed settlement, the Company expects to be reimbursed out of the escrow fund for certain amounts (which are not material) expended by it in connection with the remediation covered by the escrow. The balance of the escrow fund will then be used to pay the fees of the escrow agent with the remainder released to the former owners of Marathon in accordance with the terms of the stock purchase agreement. As part of the settlement, the former owners of Marathon and the Company will each agree to dismiss the litigation

Other—In the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

9.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes (see Note 1), are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings’ guarantee of the 8 3/8% Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its new senior secured credit facility. The following supplemental consolidating condensed financial information presents the balance sheets of Holdings as of December 27, 2003 and September 30, 2003 and its statements of operations and cash flows for the thirteen weeks ended December 27, 2003, and December 28, 2002 (Predecessor).

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 27, 2003

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$52,382	$182	$—	$52,564
Trade accounts receivable - Net	—	16,483	21,726	—	38,209
Income taxes receivable	20,031	—	—	—	20,031
Inventories	—	20,688	37,841	—	58,529
Deferred income taxes	—	13,777	—	—	13,777
Prepaid expenses and other	—	837	288	—	1,125

Total current assets	20,031	104,167	60,037	—	184,235

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	482,835	1,343,559	133,289	(1,959,683)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	22,718	36,388	—	59,106

GOODWILL - Net	—	411,986	395,829	—	807,815

OTHER INTANGIBLE ASSETS - Net	—	92,376	139,461	—	231,837

DEBT ISSUE COSTS - Net	—	27,763	—	—	27,763

OTHER	—	633	—	—	633

TOTAL ASSETS	$502,866	$2,003,202	$765,004	$(1,959,683)	$1,311,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,450	$—	$—	$4,450
Accounts payable	—	4,919	4,656	—	9,575
Accrued liabilities	—	28,812	6,743	—	35,555

Total current liabilities	—	38,181	11,399	—	49,580

LONG-TERM DEBT - Less current portion	—	692,050	—	—	692,050

DEFERRED INCOME TAXES	—	64,046	—	—	64,046

OTHER NON-CURRENT LIABILITIES	—	1,748	1,202	—	2,950

Total liabilities	—	796,025	12,601	—	808,626

STOCKHOLDERS’ EQUITY	502,866	1,207,177	752,403	(1,959,683)	502,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$502,866	$2,003,202	$765,004	$(1,959,683)	$1,311,389

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$19,352	$(450)	$—	$18,902
Trade accounts receivable - Net	—	14,520	22,189	—	36,709
Income taxes receivable	36,703	—	—	—	36,703
Inventories	—	26,337	51,049	—	77,386
Deferred income taxes	—	8,177	—	—	8,177
Prepaid expenses and other	—	3,296	554	—	3,850

Total current assets	36,703	71,682	73,342	—	181,727

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	468,506	1,371,847	(632,774)	(1,207,579)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	23,295	37,047	—	60,342

GOODWILL - Net	—	412,028	395,686	—	807,714

OTHER INTANGIBLE ASSETS - Net	—	94,845	140,994	—	235,839

DEBT ISSUE COSTS - Net	—	28,771	—	—	28,771

OTHER	—	627	—	—	627

TOTAL ASSETS	$505,209	$2,003,095	$14,295	$(1,207,579)	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$7,634	$—	$—	$7,634
Accounts payable	—	5,512	5,709	—	11,221
Accrued liabilities	—	21,696	7,929	—	29,625

Total current liabilities	—	34,842	13,638	—	48,480

LONG-TERM DEBT - Less current portion	—	692,050	—	—	692,050

DEFERRED INCOME TAXES	—	64,364	—	—	64,364

OTHER NON-CURRENT LIABILITIES	—	3,715	1,202	—	4,917

Total liabilities	—	794,971	14,840	—	809,811

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	505,209	1,208,124	(545)	(1,207,579)	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$505,209	$2,003,095	$14,295	$(1,207,579)	$1,315,020

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$29,723	$37,959	$—	$67,682

COST OF SALES	—	18,713	32,906	—	51,619

GROSS PROFIT	—	11,010	5,053	—	16,063

OPERATING EXPENSES:
Selling and administrative	—	4,082	2,434	—	6,516
Amortization of intangibles	—	1,250	1,533	—	2,783
Research and development	—	334	183	—	517

Total operating expenses	—	5,666	4,150	—	9,816

INCOME FROM OPERATIONS	—	5,344	903	—	6,247

OTHER INCOME (EXPENSES):
Interest expense - Net	(2,433)	(10,959)	723	—	(12,669)
Equity in income (loss) of subsidiaries	(2,497)	1,018	—	1,479	—

INCOME (LOSS) BEFORE INCOME TAXES	(4,930)	(4,597)	1,626	1,479	(6,422)

INCOME TAX PROVISION (BENEFIT)	(910)	(2,100)	608	—	(2,402)

NET INCOME (LOSS)	$(4,020)	$(2,497)	$1,018	$1,479	$(4,020)

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002 (PREDECESSOR)

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$29,099	$40,706	$—	$69,805

COST OF SALES	—	12,304	23,191	—	35,495

GROSS PROFIT	—	16,795	17,515	—	34,310

OPERATING EXPENSES:
Selling and administrative	—	2,908	2,067	—	5,213
Amortization of intangibles	—	151	133	—	284
Research and development	—	430	284	—	476

Total operating expenses	—	3,489	2,484	—	5,973

INCOME FROM OPERATIONS	—	13,306	15,031	—	28,337

OTHER INCOME (EXPENSES):
Interest expense - Net	(927)	(5,883)	(2,129)	—	(8,939)
Equity in income of subsidiaries	12,697	8,060	—	(20,757)	—

INCOME BEFORE INCOME TAXES	11,770	15,483	12,902	(20,757)	19,398

INCOME TAX PROVISION (BENEFIT)	(348)	2,786	4,842	—	7,280

NET INCOME	$12,118	$12,697	$8,060	$(20,757)	$12,118

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(4,020)	$(2,497)	$1,018	$1,479	$(4,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	20,719	6,365	14,182	(1,479)	39,787

Net cash provided by operating activities	16,699	3,868	15,200	—	35,767

INVESTING ACTIVITIES
Capital expenditures	—	(194)	(435)	—	(629)

Net cash used in investing activities	—	(194)	(435)	—	(629)

FINANCING ACTIVITIES:
Changes in intercompany activities	(16,723)	30,856	(14,133)	—	—
Proceeds from exercise of stock options	24	—	—	—	24
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	(16,699)	29,356	(14,133)	—	(1,476)

INCREASE IN CASH AND CASH EQUIVALENTS	—	33,030	632	—	33,662

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$52,382	$182	$—	$52,564

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002 (PREDECESSOR)

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$12,118	$12,697	$8,060	$(20,757)	$12,118
Adjustments to reconcile net income to net cash provided by operating activities	(11,770)	(1,654)	(3,247)	20,757	4,086

Net cash provided by operating activities	348	11,043	4,813	—	16,204

INVESTING ACTIVITIES
Capital expenditures	—	(339)	(395)	—	(734)

Net cash used in investing activities	—	(339)	(395)	—	(734)

FINANCING ACTIVITIES:
Changes in intercompany activities	(348)	4,464	(4,116)	—	—
Payment of amounts borrowed under credit facility	—	(741)	—	—	(741)

Net cash provided by (used in) financing activities	(348)	3,723	(4,116)	—	(741)

INCREASE IN CASH AND CASH EQUIVALENTS	—	14,427	302	—	14,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,866	(1,660)	—	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$65,293	$(1,358)	$—	$63,935

*    *    *    *    *

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in the Report. References in this section to “TransDigm,” “we,” “us” or “our” are to TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm. References to the “Company” are to Holdings, together with TransDigm. Financial information presented herein for the periods through the merger of TD Acquisition Corporation into Holdings and TD Funding Corporation into TransDigm Inc. on July 22, 2003 (see“—Recent Developments”) is presented as “Predecessor” financial information. The Company’s condensed consolidated financial statements for the period subsequent to the Merger reflect a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the Company.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement include but are not limited to:

•	We have a substantial amount of indebtedness which could adversely affect our financial health.

•	Increases in interest rates could increase our interest expense.

•	Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	Despite current indebtedness levels, we may still be able to incur substantially more debt.

•	The terms of our new senior secured credit facility and the indenture governing the senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

•	Future terrorist attacks may have a material, adverse impact on our business.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	A decline in the U.S. defense budget or the defense budget of foreign governments may adversely affect our sales of parts used in military aircraft.

•	Our business may be adversely affected if we lost our government or industry approvals or if more onerous government regulations were enacted or industry oversight increased.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	If we lose our senior management, our business may be adversely affected.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We could incur substantial costs as a result of violations of or liabilities under environmental laws.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

•	We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by those cautionary statements. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as its current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

TransDigm is a leading supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft. Most of the Company’s products share four common characteristics: (1) highly engineered and proprietary; (2) significant aftermarket content, (3) sole source provider; and (4) large share of niche markets.

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, aircraft and engine original equipment manufacturers, or OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts in the commercial and defense aftermarkets. Most of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

Recent Developments

On July 22, 2003, Holdings consummated a merger with TD Acquisition Corporation (“TD Acquisition”) pursuant to which TD Acquisition merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (the “Merger”). In connection with the Merger, TransDigm Inc. completed a tender offer for its outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “10 3/8% Senior Subordinated Notes”). Of the $200 million aggregate principal amount of outstanding 10 3/8% Senior Subordinated Notes, a total of approximately $197.8 million aggregate principal amount of 10 3/8% Senior Subordinated Notes were validly tendered and the remaining $2.2 million aggregate principal amount of 10 3/8% Senior Subordinated Notes were defeased pursuant to the terms of the indenture governing the 10 3/8% Senior Subordinated Notes. In December 2003, TransDigm Inc. redeemed the 10 3/8% Senior Subordinated Notes that were previously defeased. In addition, as a result of the consummation of the Merger, the outstanding balance of $197.5 million under TransDigm Inc.’s then existing senior credit facility became due and was repaid in its entirety upon the closing of the Merger. The cash merger consideration of $759.7 million paid to Holdings’ former common and preferred stockholders, holders of in-the-money stock options and the holder of the warrant to purchase Holdings’ common stock (including merger related expenses of approximately $29.1 million borne by the then existing equity holders of Holdings and excluding the $35.7 million fair value of stock options rolled over in connection with the Merger), acquisition fees and expenses of approximately $34.7 million, and repayment of substantially all of TransDigm Inc.’s then existing indebtedness in connection with the consummation of the Merger was financed through: (1) an investment of $471.3 million in TD Holding Corporation (“TD Holding”) by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and certain other institutional investors which was ultimately contributed as equity to TD Acquisition which then contributed such proceeds as equity to TD Funding Corporation which merged with and into TransDigm Inc. in connection with the Merger , (2) $295.0 million of borrowings under a new secured term loan facility, (3) $400.0 million of proceeds from the issuance of new 8 3/8% Senior Subordinated Notes due 2011 (“8 3/8% Senior Subordinated Notes”) and (4) the use of existing cash balances. The 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of TransDigm’s existing domestic subsidiaries. Following the Merger, Warburg Pincus controls a majority of the outstanding common stock of TD Holding.

The following table sets forth the calculation of EBITDA and EBITDA, As Defined. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting adjustments, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of our operating performance. EBITDA and EBITDA, As Defined, are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The credit agreement requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charged coverage ratio and interest coverage ratio. Leverage ratio is defined in the credit agreement, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the credit agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the credit agreement as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the credit agreement could result in an event of default thereunder (and, in turn, an event of default under the credit agreement could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The credit agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP.

Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

	Thirteen Weeks Ended December 27, 2003	Thirteen Weeks Ended December 28, 2002 (Predecessor)
	(in millions)
Net income (loss)	$(4.0)	$12.1
Adjustments:
Depreciation and amortization expense	4.6	2.0
Interest expense, net	12.7	9.0
Income tax provision (benefit)	(2.4)	7.3

EBITDA	10.9	30.4
Adjustments:
Inventory purchase accounting adjustments (1)	18.1	—
Acquisition integration costs (2)	0.7	—
Non-cash compensation and deferred compensation costs (3)	1.5	—

EBITDA, As Defined	$31.2	$30.4

(1)	This represents the portion of the purchase accounting adjustment to inventory pertaining to the Merger that was charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate the Norco business into the Company’s operations.
(3)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from ninety days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources and also provides a general amount based on historical results. Actual product returns and warranty claims have not differed materially from the estimates originally established; however, due to uncertainties in the estimation process, it is possible that actual results in the future may vary from the estimates and the differences could be material.

Although the majority of the Company’s sales, particularly sales into the aftermarket, are made pursuant to firm, fixed-price purchase orders received from customers without long-term agreements, the Company has executed long-term supply agreements with certain OEMs, which cover particular products and require the Company to supply all the amounts ordered by the customers during the term (generally three to five years) of the agreements at specified prices. The Company expects to incur losses under some of the contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified, based on estimated future shipment quantities provided by customers or industry sources and other factors. The cumulative effect of revisions to estimated future contract revenue and completion costs is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur any time there are changes to estimated future revenues or costs, and the effects could be material.

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

Intangible Assets: The Merger has resulted in significant increases in identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

Stock Options and Deferred Compensation Plans: Prior to the Merger, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No compensation cost was recognized for Holdings’ stock option plans because the exercise price of the options issued equaled the fair value of the common stock on the grant date.

Effective with the consummation of the Merger and the issuance of TD Holding stock options to Company employees, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Holding established in conjunction with the Merger in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Because the stock options and deferred compensation plan interests issued to Company employees in conjunction with, or subsequent to, the Merger relate to the stock and employee benefit plans of TD Holding, the cost of such compensation arrangements is recognized by the Company as an expense and capital contribution from TD Holding.

Purchase Accounting and Pending Purchase Price Adjustment: The Merger (see “—Recent Developments”) was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the final allocation of TD Holding’s investment in the Company to its assets and liabilities could result in adjustments to recorded tangible and intangible assets, including related depreciation and amortization expense.

On February 24, 2003, Marathon acquired certain assets and assumed certain liabilities of the Norco, Inc (“Norco”) business from TransTechnology Corporation for $51.0 million in cash. In addition, the Company was required to pay approximately $1.0 million of asset transfer tax payments in accordance with the purchase agreement. During August 2003, a $1.1 million purchase price adjustment was received by the Company based on a final determination of working capital as of the closing of the Norco acquisition. The Company accounted for the Norco acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement and could result in adjustments to recorded tangible and intangible assets, including related depreciation and amortization expense.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Weeks Ended
	December 27, 2003	December 28, 2002 (Predecessor)
Net sales	100%	100%

Gross profit	24	49
Selling and administrative expenses	10	7
Amortization of intangibles	4	—
Research and development	1	1

Income from operations	9	41
Interest expense - net	19	13
Income tax provision (benefit)	(4)	11

Net income (loss)	(6)%	17%

Changes in Results of Operations

Thirteen weeks ended December 27, 2003 compared with thirteen weeks ended December 28, 2002 (Predecessor).

•	Net Sales. Net sales decreased by $2.1 million, or 3.0%, to $67.7 million for the quarter ended December 27, 2003 from $69.8 million for the comparable quarter last year, primarily due to a decline in sales of approximately $5.0 million with Airbus due to lower shipments relating to the retrofit portion of the cockpit door security products, partially offset by an increase in sales of approximately $3.8 million due to the Norco acquisition.

•	Gross Profit. Gross profit (net sales less cost of sales) decreased by $18.2 million, or 53.2%, to $16.1 million for the quarter ended December 27, 2003 from $34.3 million from the comparable quarter last year. This decrease is primarily attributable to the $18.1 million, or 26.7% of net sales, non-cash charge included in cost of sales pertaining to the inventory purchase price adjustment recorded in accounting for the Merger and $0.7 million, or 1.1% of net sales, of integration costs pertaining to the Norco acquisition. Gross profit as a percentage of net sales decreased to 23.7% for the thirteen week period ended December 27, 2003 from 49.2% for the comparable period last year principally due to the non-cash and non-recurring charges discussed above partially offset by continuing cost control measures and the strength of the Company’s proprietary products and market positions. Excluding these charges, the gross profit margin would have been 51.5%.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $1.3 million, or 25.0%, to $6.5 million for the quarter ended December 27, 2003 from $5.2 million for the comparable quarter last year due to $1.5 million of stock option and deferred compensation plan expenses that were recognized by the Company from TD Holding, partially offset by a reduction in other selling and administrative expenses resulting from continuing efforts to control costs. The stock option and deferred compensation costs pertain to Company employees who participate in a stock option plan and two deferred compensation plans of TD Holding established contemporaneously with the Merger. Selling and administrative expenses increased as a percentage of net sales to 9.6% for the quarter ended December 27, 2003 from 7.5% for the comparable quarter last year primarily due to the stock option and deferred compensation expense discussed above.

•	Amortization of Intangibles. Amortization of intangibles increased by $2.5 million, or 879.9%, to $2.8 million for the quarter ended December 27, 2003 from $0.3 million for the comparable quarter last year due to the amortization expense on additional identifiable intangible assets recognized in accounting for the Merger.

•	Research and Development. Research and development was $0.5 million for each of the quarters ended December 27, 2003 and December 28, 2002. Research and development expense, as a percentage of net sales, was approximately 1% for both quarters.

•	Income from Operations. Operating income decreased by $22.1 million, or 78.0%, to $6.2 million for the quarter ended December 27, 2003 from $28.3 million for the comparable quarter last year, due to the factors discussed above.

•	Interest Expense. Interest expense increased by $3.7 million, or 41.7%, to $12.7 million for the quarter ended December 27, 2003 from $8.9 million for the comparable quarter last year principally due to the additional indebtedness incurred as a result of the Merger.

•	Income Taxes. Income tax provision (benefit) as a percentage of income before income taxes was 37.4% for the quarter ended December 27, 2003 and was comparable to the 37.5% effective tax rate for the quarter ended December 28, 2002.

•	Net Income (Loss). The Company incurred a net loss of $4.0 million for the first quarter of fiscal 2004 compared to earnings of $12.1 million for the first quarter of fiscal 2003, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of December 27, 2003, the Company estimated its sales order backlog at $123.7 million compared to an estimated $125.2 million as of December 28, 2002. This $1.5 million decrease in backlog is primarily comprised of a $14 million decrease in orders for the Airbus cockpit door security mechanism due to reduced volume of the retrofit portion of our products, offset by a $10.3 million increase in backlog resulting from the Norco acquisition and an aggregate $2.2 million increase in the backlog pertaining to other product lines. The majority of the purchase orders outstanding as of December 27, 2003 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 27, 2003 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended December 27, 2003 and December 28, 2002 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $35.8 million of cash from operating activities during the thirteen weeks ended December 27, 2003 compared to $16.2 million generated during the thirteen weeks ended December 28, 2002. The increase of $19.6 million is primarily due to the receipt of an income tax refund of $14.2 million during the thirteen weeks ended December 27, 2003 and an $8.8 million decline in the amount of interest paid resulting from a change in the timing of interest payments relating to the Company’s 8 3/8% Senior Subordinated Notes, partially offset by a decrease in the cash generated from other operating activities of $3.4 million.

Investing Activities. Cash used in investing activities decreased slightly to $0.6 million during the thirteen weeks ended December 27, 2003 compared to $0.7 million used during the thirteen weeks ended December 28, 2002 due to a decline in the Company’s capital expenditures.

Financing Activities. Cash used in financing activities during the thirteen weeks ended December 27, 2003 increased to $1.5 million compared to $0.7 million during the thirteen weeks ended December 28, 2002, principally due to a $1.5 million payment that was made during the period ended December 27, 2003 under a license agreement purchase obligation. No such payment was made during the thirteen weeks ended December 28, 2002; however, the Company did repay $0.7 million of its borrowings under its previous senior credit facility. No such payments were made under the Company’s new senior credit facility during the quarter ended December 27, 2003.

In connection with the consummation of the Merger, TransDigm Inc. obtained new senior secured credit facilities. The new senior secured credit facilities consist of a $295 million term loan facility, which was fully drawn on the closing date of the Merger, and a $100 million revolving loan facility, of which $99.5 million is available as of December 27, 2003.

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

The interest rates per annum applicable to loans other than swingline loans (i.e., a short term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the new senior secured credit facilities are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage initially was a percentage per annum equal to (1) 2.00% for alternate base rate term loans, (2) 3.00% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans, and (4) 3.50% for LIBO adjusted rate revolving loans. The applicable margin percentages under the term loan facility and the revolving loan facility are subject to adjustment in increments based upon achievement of performance goals so long as no event of default has occurred and is continuing.

All borrowings under the new revolving loan facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

In connection with the Merger, the Company also issued $400 million aggregate principal amount of 8 3/8% Senior Subordinated Notes. Such notes do not require principal payments prior to their maturity in July 2011. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by Holdings and all of our existing domestic subsidiaries.

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

The Company repaid or defeased all of its long-term indebtedness that was outstanding immediately prior to the consummation of the Merger. The Company redeemed the defeased 10 3/8% Senior Subordinated Notes in December 2003.

The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $0.6 million and $0.7 million during the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively. The Company expects its capital expenditures in fiscal 2004 to be approximately $7 million and to increase moderately thereafter.

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

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our new revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2004. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or at all, or that future borrowings will be available to the Company under the new senior secured credit facilities in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

Contractual Obligations

The following is a summary of contractual cash obligations of the Company for the next several fiscal years (excluding interest), as of December 27, 2003 (in millions):

	2004 (1)	2005	2006	2007	2008	2009 and Thereafter	Total
Term Loan Facility	$2.9	$2.9	$2.9	$2.9	$2.9	$280.5	$295.0
8 3/8% Senior Subordinated Notes	—	—	—	—	—	400.0	400.0
Operating Leases	1.1	1.2	1.1	0.8	0.7	3.4	8.3
Other Long-Term Obligations	—	1.5	—	—	—	—	1.5

Total Contractual Cash Obligations	$4.0	$5.6	$4.0	$3.7	$3.6	$683.9	$704.8

(1)	Beginning December 28, 2003.

New Accounting Standards

During the quarter ended December 27, 2003, the Company implemented the provisions of the Financial Accounting Standards Board’s (the “FASB’s”) Emerging Issues Task Force Abstract No 00-21, Revenue Arrangements with Multiple Deliverables, which provides criteria for determining how to account for multiple-deliverable revenue arrangements. The implementation of this pronouncement had no impact on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

During December 2003, the FASB also issued a revision to Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, which expands the disclosure requirements regarding plan assets and benefit obligations for the Company’s two defined benefit pension plans. The provisions of this statement are effective for the second quarter for fiscal 2004.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of December 27, 2003, the only subsidiary of TransDigm that has not guaranteed the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 27, 2003, the Company had borrowings under its senior secured credit facilities of $295 million that were subject to interest rate risk. Borrowings under the Company’s senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that will be subject to periodic adjustment based on the achievement of certain performance goals. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its senior secured credit facilities. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $3.0 million based on the amount of outstanding borrowings at December 27, 2003. The weighted average interest rate on the $295 million of borrowings under the senior secured credit facilities on December 27, 2003 was 4.1%.

Because the interest rates on borrowings under the senior secured credit facilities vary with market conditions, the amount of outstanding borrowings under the senior secured credit facilities approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $434 million at December 27, 2003 based upon quoted market rates.

ITEM 4

CONTROLS AND PROCEDURES

Holdings and TransDigm maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Holdings’ and TransDigm’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, Holdings and TransDigm carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm’s management, including Holdings’ and TransDigm’s Chief Executive Officer and Holdings’ and TransDigm’s Chief Financial Officer, of the effectiveness of the design and operation of Holdings’ and TransDigm’s disclosure controls and procedures. Based on the foregoing, Holdings’ and TransDigm’s Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm’s disclosure controls and procedures were effective.

There have been no significant changes in Holdings’ or TransDigm’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Holdings and TransDigm completed their evaluations.

PART II:    OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 3, 2004
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2004
Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 3, 2004
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2004
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 2004

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Holding Company

31.2	Certification by Principal Financial Officer of TransDigm Holding Company

31.3	Certification by Principal Executive Officer of TransDigm Inc.

31.4	Certification by Principal Financial Officer of TransDigm Inc.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company

32.2	Certification by Chief Financial Officer of TransDigm Holding Company

32.3	Certification by Chief Executive Officer of TransDigm Inc.

32.4	Certification by Chief Financial Officer of TransDigm Inc.