Form 10-Q
period 2004-03-27
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2004-05-05
CIK 1077672, 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Numbers 333-108340 and 333-108340-06

TransDigm Inc.	TransDigm Holding Company
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other Jurisdiction of incorporation or organization)	(State or other Jurisdiction of incorporation or organization)

34-1750032	13-3733378
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

        YES ☐     NO ☒

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of March 27, 2004.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of March 27, 2004.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	March 27, 2004	September 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,042	$18,902
Trade accounts receivable, net	41,155	36,709
Income taxes receivable	—	36,703
Inventories, net	59,286	77,386
Deferred income taxes	13,777	8,177
Prepaid expenses and other	1,605	3,850

Total current assets	190,865	181,727

PROPERTY, PLANT AND EQUIPMENT—Net	58,540	60,342

GOODWILL	807,880	807,714

OTHER INTANGIBLE ASSETS—Net	228,982	235,839

DEBT ISSUE COSTS—Net	26,805	28,771

OTHER	726	627

TOTAL ASSETS	$1,313,798	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$4,450	$7,634
Accounts payable	9,717	11,221
Accrued liabilities	25,544	29,625

Total current liabilities	39,711	48,480

LONG-TERM DEBT—Less current portion	691,313	692,050

DEFERRED INCOME TAXES	64,046	64,364
OTHER NON-CURRENT LIABILITIES	3,043	4,917

Total liabilities	798,113	809,811

STOCKHOLDERS’ EQUITY:
Common stock	513,329	508,100
Retained earnings / (deficit)	2,437	(2,788)
Accumulated other comprehensive loss	(81)	(103)

Total stockholders’ equity	515,685	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,313,798	$1,315,020

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 27, 2004 AND MARCH 29, 2003

(Amounts in Thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 27, 2004	(Predecessor) March 29, 2003	March 27, 2004	(Predecessor) March 29, 2003
NET SALES	$71,903	$79,616	$139,585	$149,421
COST OF SALES (Including inventory purchase accounting charge of $0 and $18,057 for the thirteen and twenty-six weeks ended March 27, 2004, respectively)	34,266	42,691	85,839	78,186

GROSS PROFIT	37,637	36,925	53,746	71,235
OPERATING EXPENSES:
Selling and administrative	7,412	5,998	14,491	11,687
Amortization of intangibles	2,855	287	5,638	571

Total operating expenses	10,267	6,285	20,129	12,258

INCOME FROM OPERATIONS	27,370	30,640	33,617	58,977
INTEREST EXPENSE—Net	12,507	9,043	25,176	17,982

INCOME BEFORE INCOME TAXES	14,863	21,597	8,441	40,995
INCOME TAX PROVISION	5,618	7,929	3,216	15,209

NET INCOME	$9,245	$13,668	$5,225	$25,786

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 27, 2004

(Amounts in Thousands)

(Unaudited)

	Common Stock	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2003	$508,100	$(2,788)	$(103)	$505,209

Equity contributions from TD Holding—
Stock option and deferred compensation costs incurred by TD Holding (Note 8)	3,100	—	—	3,100
Income tax benefit from interest expense incurred by TD Holding (Note 1)	2,625	—	—	2,625
Comprehensive income—
Net income	—	5,225	—	5,225
Foreign currency translation adjustment	—	—	22	22

Comprehensive income				5,247
Purchase of common stock	(520)	—	—	(520)
Proceeds from exercise of stock options	24	—	—	24

BALANCE, MARCH 27, 2004	$513,329	$2,437	$(81)	$515,685

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
		(Predecessor)
	March 27, 2004	March 29, 2003
OPERATING ACTIVITIES:
Net income	$5,225	$25,786
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash inventory purchase accounting charge	18,057	—
Depreciation	3,766	3,352
Amortization of intangibles	5,638	571
Amortization of debt issue costs and note premium	2,016	1,404
Interest deferral on Holdings PIK Notes	—	1,546
Noncash stock option and deferred compensation costs	3,100	—
Changes in assets/liabilities, net of effects from acqusition of business:
Accounts receivable	(4,446)	(7,435)
Inventories	43	(1,345)
Income taxes receivable and other assets	33,519	1,210
Accounts payable	(1,504)	1,681
Accrued and other liabilities	(4,577)	2,631

Net cash provided by operating activities	60,837	29,401

INVESTING ACTIVITIES:
Acquisition of Norco, Inc. net assets	—	(52,954)
Capital expenditures	(1,964)	(2,703)

Net cash used in investing activities	(1,964)	(55,657)

FINANCING ACTIVITIES:
Borrowings under credit facility, net of fees of $200	—	24,800
Repayment of Holdings PIK Notes	—	(32,802)
Payment of amounts borrowed under credit facility	(737)	(1,989)
Payment of license obligation	(1,500)	(1,200)
Purchase of common stock	(520)	—
Proceeds from exercise of stock options	24	—

Net cash used in financing activities	(2,733)	(11,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,140	(37,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,902	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,042	$11,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,612	$14,222

Cash (received) paid during the period for income taxes	$(30,539)	$11,180

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 27, 2004 AND MARCH 29, 2003 (UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm, which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned subsidiaries, Champion Aerospace Inc. (“Champion”), MarathonNorco Aerospace, Inc. (“Marathon”), ZMP, Inc. (“ZMP”), Adams Rite Aerospace, Inc. (“Adams Rite”) and TD Finance Corporation (collectively, and together with Holdings, the “Company”) offers a broad line of proprietary aerospace components in two product categories. Major product offerings in the Power System Components category include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, batteries and chargers, and rods and locking devices used to hold open panels to allow access to engines for maintenance. Major product offerings in the Airframe System Components category include engineered connectors, engineered latches and locking devices, and lavatory hardware and components.

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

Prior to the Merger, the Company filed its own consolidated federal income tax return. For periods subsequent to the Merger, the Company will file a consolidated federal income tax return with TD Holding. Accordingly, Holdings, TransDigm and its subsidiaries have entered into a tax sharing agreement with TD Holding under which each company’s federal income tax liability for any period will equal the lesser of (1) each company’s U.S. federal income taxes that would be payable by such company had the company filed a separate income tax return for that fiscal year based on the company’s separate taxable income; or (2) the product of (a) the affiliated group of corporations consisting of TD Holding, as the common parent, and each company’s actual consolidated U.S. federal tax liability for such fiscal year and (b) a fraction, the numerator of which is such company’s separate tax return liability for that fiscal year and the denominator of which is the sum of each company’s separate tax return liability for that fiscal year. Because TD Holding has no operations or assets other than its investment in Holdings,

TD Holding is expected to generate an annual tax loss, resulting from interest expense on the unsecured debt TD Holding incurred to finance its investment in Holdings. As the tax benefits from these losses reduce the federal income tax liability of the Company under the provisions of the tax sharing agreement, they will be recorded as an equity contribution to the Company from TD Holding. For the period ended March 27, 2004, the Company recorded $2.6 million of equity contributions from TD Holding relating to the tax sharing agreement.

The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of TD Holding’s investment to the Company’s assets and liabilities is subject to adjustment. The Company expects that $681.1 million of the $807.9 million of goodwill recorded in connection with the Merger will not be deductible for income tax purposes.

The following table summarizes the preliminary fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
	Current assets	$213,576
	Property, plant and equipment	60,732
	Goodwill	807,880
	Other intangible assets	237,814
	Other assets	30,038

	Total assets	1,350,040

Liabilities:
	Current liabilities	82,100
	Long-term debt	692,788
	Deferred income taxes	63,451
	Other liabilities	4,703

	Total liabilities	843,042

TD Holding investment in Holdings		$506,998

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger and the Norco Acquisition (see Note 4) had occurred on the first day of the thirteen and twenty-six weeks ended March 29, 2003 (Predecessor) (in thousands):

	Thirteen Weeks Ended March 29, 2003 (Predecessor)	Twenty-Six Weeks Ended March 29, 2003 (Predecessor)
Net sales	$81,923	$156,921
Income from operations	8,679	21,768
Net loss	(2,677)	(2,924)

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments of approximately $18.1 million and $30.1 million that were charged to cost of sales during the thirteen and twenty-six weeks ended March 29, 2003 as the inventory on hand as of the date of the transactions was sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense that resulted from the write-up of the carrying value of property, plant and equipment to fair value in accounting for the Merger, (iv) additional compensation expense that resulted from the new stock option plan and the deferred compensation plans of TD Holding established in conjunction with the Merger that cover certain management personnel of the Company, and (v) additional interest expense that resulted from the Company’s increased indebtedness resulting from the transactions. The pro forma results of operations for the periods ended March 29, 2003 exclude the $176 million Merger charge recorded in July 2003 that was principally composed of compensation costs recognized for stock options redeemed or rolled over in connection with the Merger, the premium paid to redeem the Senior Subordinated Notes and other costs related to the Merger. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. The September 30, 2003 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen and twenty-six week periods ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the financial statements for the periods ended March 29, 2003 (Predecessor) to conform to the classifications used in the financial statements for the period ended March 27, 2004.

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

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

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

4.	ACQUISITIONS

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

Norco is a leading aerospace component manufacturer of proprietary engine hold open mechanisms and specialty connecting devices. The primary reasons for the Acquisition were Norco’s proprietary aerospace components, significant aftermarket sales and large share of niche markets that are consistent with the Company’s overall business and strategic direction. In addition, as a result of the Acquisition, Marathon reduced the combined operating costs through the relocation of the Norco manufacturing process into its existing Waco, Texas facility. During the fourth quarter of fiscal 2003, the Company relocated Norco’s manufacturing operations from Norco’s former facility in Connecticut to Marathon’s Waco, Texas facility. In connection with this relocation, Norco’s lease at its Connecticut facility was cancelled.

The Company accounted for the Acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the Acquisition. Substantially all of the goodwill recognized in accounting for the Acquisition is deductible for income tax purposes.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	March 27, 2004	September 30, 2003
Work-in-progress and finished goods (1)	$34,152	$49,915
Raw materials and purchased component parts	32,633	34,512

Total	66,785	84,427
Reserve for excess and obsolete inventory	(7,499)	(7,041)

Inventories—net	$59,286	$77,386

(1) The balance at September 30, 2003 includes $18.1 million of purchase price accounting adjustments recorded in conjunction with the Merger (see Note 1).

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 27, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$2,459	$79,574
License agreement	9,468	358	9,110
Trade secrets	11,772	357	11,415
Patented technology	1,345	119	1,226
Order backlog	6,480	4,320	2,160

Total	$111,098	$7,613	$103,485

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$662	$81,371
License agreement	10,687	101	10,586
Trade secrets	11,772	97	11,675
Patented technology	1,345	15	1,330
Order backlog	6,480	1,100	5,380

Total	$112,317	$1,975	$110,342

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both March 27, 2004 and September 30, 2003.

The aggregate amortization expense on identifiable intangible assets for the thirteen and twenty-six weeks ended March 27, 2004 and March 29, 2003 was approximately $2.9 million, $5.6 million, $0.3 million, and $0.6 million, respectively. The estimated amortization expense for fiscal 2004 is $10.3 million and for each of the five succeeding years 2005 through 2009 is $5.0 million.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2003 through March 27, 2004:

Balance, September 30, 2003	$807,714
Purchase price allocation adjustments	166

Balance, March 27, 2004	$807,880

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the twenty-six week periods ended March 27, 2004 and March 29, 2003 (Predecessor) (in thousands):

	Twenty-Six Weeks Ended
		(Predecessor)
	March 27, 2004	March 29, 2003
Liability balance at beginning of period	$3,070	$2,356
Accruals for warranties issued	842	1,014
Warranty claims settled	(1,033)	(647)

Liability balance at end of period	$2,879	$2,723

8.	RETIREMENT PLANS

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

The components of net periodic benefit cost is detailed below (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		(Predecessor)		(Predecessor)
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Service cost	$23	$22	$45	$44
Interest cost	94	92	188	184
Expected return on plan assets	(64)	(73)	(127)	(146)
Net amortization and deferral	7	35	15	70

	$60	$76	$121	$152

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options (see Note 1). Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan totaling $18.1 million were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $1.6 million and $3.1 million for the thirteen and twenty-six week periods ended period ended March 27, 2004, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

9.	CONTINGENCIES

During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

10.	SUBSEQUENT EVENT

On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. The scheduled term loan payments under the amended and restated facility are approximately $2.94 million per annum (payable in quarterly installments) through June 30, 2010. The remaining unpaid principal amount of the term loan (approximately $276 million) will be due on July 22, 2010. The Amended and Restated Credit Agreement also eliminated the applicable margin percentage grid with respect to the term loans referred to above and fixed the applicable margin over the interest rate borne by the term loans to 2.25% per annum for adjusted LIBO rate term loans and 1.25% for alternate base rate term loans. Both of the applicable margins were reduced by .75% from the percentages in effect prior to the amendment. The amended and restated senior credit facility did not modify the applicable margin percentage grid with respect to loans made under the revolving credit line.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes (see Note 1) are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its new senior secured credit facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of March 27, 2004 and September 30, 2003 and its statements of income and cash flows for the twenty-six weeks ended March 27, 2004 and March 29, 2003 (Predecessor).

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 27, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$76,649	$(1,607)	$—	$75,042
Trade accounts receivable—Net	—	17,463	23,692	—	41,155
Inventories	—	19,920	39,366	—	59,286
Deferred income taxes	—	13,777	—	—	13,777
Prepaid expenses and other	—	560	1,045	—	1,605

Total current assets	—	128,369	62,496	—	190,865
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	515,766	1,325,921	142,353	(1,984,040)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	22,209	36,331	—	58,540
GOODWILL	—	411,986	395,894	—	807,880
OTHER INTANGIBLE ASSETS—Net	—	91,088	137,894	—	228,982
DEBT ISSUE COSTS—Net	—	26,805	—	—	26,805
OTHER	—	726	—	—	726

TOTAL ASSETS	$515,766	$2,007,104	$774,968	$(1,984,040)	$1,313,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,450	$—	$—	$4,450
Accounts payable	—	4,640	5,077	—	9,717
Accrued liabilities	—	19,208	6,336	—	25,544

Total current liabilities	—	28,298	11,413	—	39,711
LONG-TERM DEBT—Less current portion	—	691,313	—	—	691,313
DEFERRED INCOME TAXES	—	64,046	—	—	64,046
OTHER NON-CURRENT LIABILITIES	—	1,841	1,202	—	3,043

Total liabilities	—	785,498	12,615	—	798,113

STOCKHOLDERS’ EQUITY	515,766	1,221,606	762,353	(1,984,040)	515,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,766	$2,007,104	$774,968	$(1,984,040)	$1,313,798

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

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 27, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$60,703	$78,882	$—	$139,585
COST OF SALES	—	31,676	54,163	—	85,839

GROSS PROFIT	—	29,027	24,719	—	53,746
OPERATING EXPENSES:
Selling and administrative	—	9,014	5,477	—	14,491
Amortization of intangibles	—	2,538	3,100	—	5,638

Total operating expenses	—	11,552	8,577	—	20,129

INCOME FROM OPERATIONS	—	17,475	16,142	—	33,617
OTHER INCOME (EXPENSES):
Interest expense—Net	(4,931)	(21,786)	1,541	—	(25,176)
Equity in income of subsidiaries	8,277	10,946	—	(19,223)	—

INCOME BEFORE INCOME TAXES	3,346	6,635	17,683	(19,223)	8,441
INCOME TAX PROVISION (BENEFIT)	(1,879)	(1,642)	6,737	—	3,216

NET INCOME	$5,225	$8,277	$10,946	$(19,223)	$5,225

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 29, 2003 (PREDECESSOR)

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$59,624	$89,797	$—	$149,421
COST OF SALES	—	25,828	52,358	—	78,186

GROSS PROFIT	—	33,796	37,439	—	71,235
OPERATING EXPENSES:
Selling and administrative	—	6,390	5,297	—	11,687
Amortization of intangibles	—	302	269	—	571

Total operating expenses	—	6,692	5,566	—	12,258

INCOME FROM OPERATIONS	—	27,104	31,873	—	58,977
OTHER INCOME (EXPENSES):
Interest expense—Net	(1,755)	(12,045)	(4,182)	—	(17,982)
Equity in income of subsidiaries	26,890	17,418	—	(44,308)	—

INCOME BEFORE INCOME TAXES	25,135	32,477	27,691	(44,308)	40,995
INCOME TAX PROVISION (BENEFIT)	(651)	5,587	10,273	—	15,209

NET INCOME	$25,786	$26,890	$17,418	$(44,308)	$25,786

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 27, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$5,225	$8,277	$10,946	$(19,223)	$5,225
Adjustments to reconcile net income to net cash provided by operating activities	28,426	(4,639)	12,602	19,223	55,612

Net cash provided by operating activities	33,651	3,638	23,548	—	60,837

INVESTING ACTIVITIES
Capital expenditures	—	(456)	(1,508)	—	(1,964)

Net cash used in investing activities	—	(456)	(1,508)	—	(1,964)

FINANCING ACTIVITIES:
Changes in intercompany activities	(33,155)	56,352	(23,197)	—	—
Payment of amounts borrowed under credit facility	—	(737)	—	—	(737)
Payment of license obligation	—	(1,500)	—	—	(1,500)
Purchase of common stock	(520)	—	—	—	(520)
Proceeds from exercise of stock options	24	—	—	—	24

Net cash provided by (used in) financing activities	(33,651)	54,115	(23,197)	—	(2,733)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	57,297	(1,157)	—	56,140
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$76,649	$(1,607)	$—	$75,042

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 29, 2003 (PREDECESSOR)

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$25,786	$26,890	$17,418	$(44,308)	$25,786
Adjustments to reconcile net income to net cash provided by operating activities	(25,135)	(7,191)	(8,367)	44,308	3,615

Net cash provided by operating activities	651	19,699	9,051	—	29,401

INVESTING ACTIVITIES
Acquisition of Norco, Inc. net assets	—	—	(52,954)	—	(52,954)
Capital expenditures	—	(1,318)	(1,385)	—	(2,703)

Net cash used in investing activities	—	(1,318)	(54,339)	—	(55,657)

FINANCING ACTIVITIES:
Changes in intercompany activities	32,151	(78,628)	46,477	—	—
Borrowings under credit facility, net of fees of $200	—	24,800	—	—	24,800
Repayment of Holdings PIK Notes	(32,802)				(32,802)
Payment of license obligation	—	(1,200)	—	—	(1,200)
Payment of amounts borrowed under credit facility	—	(1,989)	—	—	(1,989)

Net cash provided by (used in) financing activities	(651)	(57,017)	46,477	—	(11,191)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(38,636)	1,189	—	(37,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,866	(1,660)	—	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$12,230	$(471)	$—	$11,759

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

The following table sets forth a reconciliation of EBITDA and EBITDA, As Defined, to our net income reported under Generally Accepted Accounting Principles, or GAAP. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting adjustments, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of our operating performance. EBITDA and EBITDA, As Defined, are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The credit agreement requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charged coverage ratio and interest coverage ratio. Leverage ratio is defined in the credit agreement, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated EBITDA (as defined in the credit agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the credit agreement as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the credit agreement could result in an event of default thereunder (and, in turn, an event of default under the credit agreement could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The credit agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under GAAP and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP.

Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

	Thirteen Weeks Ended March 27, 2004	Thirteen Weeks Ended March 29, 2003 (Predecessor)	Twenty-Six Weeks Ended March 27, 2004	Twenty-Six Weeks Ended March 29, 2003 (Predecessor)
	(in millions)
Net income	$9.2	$13.7	$5.2	$25.8
Adjustments:
Depreciation and amortization expense	4.8	1.9	9.4	3.9
Interest expense, net	12.5	9.0	25.2	18.0
Income tax provision	5.6	7.9	3.2	15.2

EBITDA	32.1	32.5	43.0	62.9
Adjustments:
Inventory purchase accounting adjustments (1)	—	—	18.1	—
Acquisition integration costs (2)	0.3	0.6	1.0	0.6
Non-cash compensation and deferred compensation costs (3)	1.6	—	3.1	—

EBITDA, As Defined	$34.0	$33.1	$65.2	$63.5

(1)	This represents the portion of the purchase accounting adjustment to inventory pertaining to the Merger that was charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate the Norco business into the Company’s operations.

(3)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

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

Intangible Assets: The Merger has resulted in significant increases in indefinite-lived intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and indefinite-lived intangible assets are recorded at fair value on the date of acquisition and, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	100%	100%	100%	100%

Gross profit	52	46	38	48
Selling and administrative expenses	10	8	10	8
Amortization of intangibles	4	0	4	1

Income from operations	38	38	24	39
Interest expense—net	17	11	18	12
Income tax provision	8	10	2	10

Net income	13%	17%	4%	17%

Changes in Results of Operations

Thirteen week period ended March 27, 2004 compared with the thirteen week period ended March 29, 2003.

•	Net Sales. Net sales decreased by $7.7 million, or 9.7%, to $71.9 million for the quarter ended March 27, 2004, from $79.6 million for the comparable quarter last year. The decrease is primarily due to an expected decline in sales of $12.4 million to Airbus due to lower shipments relating to the retro fit portion of the cockpit door security products and a decrease in OEM sales, partially offset by an increase in sales of $2.9 million due to the Norco acquisition and an increase in aftermarket sales.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $0.7 million, or 1.9%, to $37.6 million for the quarter ended March 27, 2004 from $36.9 million from the comparable quarter last year. Gross profit as a percentage of sales increased approximately 6% to 52% for the thirteen week periods ended March 27, 2004 from 46% for the thirteen weeks ended March 29, 2003. The increase in gross profit and gross profit as a percentage of sales was primarily due to favorable product mix, the strength of the Company’s proprietary products and market positions and cost reductions realized through the relocation of the Norco manufacturing process in Connecticut into its existing facility in Waco, Texas.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $1.4 million, or 23.6%, to $7.4 million for the quarter ended March 27, 2004 from $6.0 million for the comparable quarter last year primarily due to $1.3 million of non-cash stock option and deferred compensation plan expenses that were recognized by the Company from TD Holding. The non-cash stock option and deferred compensation costs pertain to Company employees who participate in a stock option plan and two deferred compensation plans of TD Holding established contemporaneously with the Merger. Selling and administrative expenses increased as a percentage of net sales to 10.3% for the current quarter from 7.5% for the comparable quarter last year primarily due to the non-cash stock option and deferred compensation expense described above.

•	Amortization of Intangibles. Amortization of intangibles increased by $2.6 million to $2.9 million for the quarter ended March 27, 2004 from $0.3 million for the comparable quarter last year due to the amortization expense on additional identifiable intangible assets recognized in accounting for the Merger.

•	Income from Operations. Operating income decreased by $3.3 million, or 10.7%, to $27.4 million for the quarter ended March 27, 2004 from $30.6 million for the comparable quarter last year, due to the factors described above.

•	Interest Expense. Interest expense increased $3.5 million, or 38.3%, to $12.5 million for the quarter ended March 27, 2004 from $9.0 million for the comparable quarter last year principally due to the additional indebtedness incurred as a result of the Merger.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 38% for the quarter ended March 27, 2004 and was comparable to the 37% effective tax rate for the quarter ended March 29, 2003.

•	Net Income. The Company earned $9.2 million for the second quarter of fiscal 2004 compared to $13.7 million for the second quarter of fiscal 2003, primarily as a result of the factors referred to above.

Twenty-six week period ended March 27, 2004 compared with the twenty-six week period ended March 29, 2003.

•	Net Sales. Net sales decreased by $9.8 million, or 6.6%, to $139.6 million for the twenty-six week period ended March 27, 2004, from $149.4 million for the comparable period last year. The decrease is primarily due to an expected decline in sales of $19.4 million to Airbus due to lower shipments relating to the retro fit portion of the cockpit door security products and a decrease in OEM sales, partially offset by an increase in sales of $6.7 million due to the Norco acquisition and an increase in aftermarket sales.

•	Gross Profit. Gross profit (net sales less cost of sales) decreased by $17.5 million, or 24.6%, to $53.7 million for the twenty-six week period ended March 27, 2004 from $71.2 million from the comparable period last year. This decrease is primarily attributable to the $18.1 million, or 12.9% of net sales, non-cash charge included in cost of sales pertaining to the inventory purchase price adjustment recorded in accounting for the Merger and $1.0 million, or 0.7% of net sales, of non-recurring integration costs pertaining to the Norco acquisition. Gross profit as a percentage of sales decreased to 38.5% for the twenty-six week period ended March 27, 2004 from 47.7% for the comparable period last year principally due to the non-cash and non-recurring charges discussed above partially offset by favorable product mix, continuing cost control measures and the strength of the Company’s proprietary products and market positions. Excluding the non-cash and non-recurring charges, the gross profit margin would have been 52.2% for the current period compared to 48.0% in the comparable period last year that was not impacted by the non-cash charge.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $2.8 million, or 24.0%, to $14.5 million for the twenty-six week period ended March 27, 2004 from $11.7 million for the comparable period last year primarily due to $2.8 million of non-cash stock option and deferred compensation plan expenses that were recognized by the Company from TD Holding. Selling and administrative expenses increased as a percentage of net sales to 10.4% for the current period from 7.8% for the comparable period last year primarily due to the non-cash stock option and deferred compensation expense described above. Excluding the non-cash stock option and deferred compensation plan expenses selling, general and administrative expenses as a percentage of sales would have been 8.4% for the current period compared to 7.8% in the comparable period last year.

•	Amortization of Intangibles. Amortization of intangibles increased by $5.0 million to $5.6 million for the twenty-six week period ended March 27, 2004 from $0.6 million for the comparable period last year due to the amortization expense on additional identifiable intangible assets recognized in accounting for the Merger.

•	Income from Operations. Operating income decreased by $25.4 million, or 43.0%, to $33.6 million for the twenty-six week period ended March 27, 2004 from $59.0 million for the comparable period last year, due to the factors discussed above. Adjusted for the non-cash charges of $18.1 million and 2.8 million discussed above, operating income would have been $54.5 in the current period, or a 7.6% decrease from $59.0 million for the comparable period last year.

•	Interest Expense. Interest expense increased $7.2 million, or 40.0%, to $25.2 million for the twenty-six week period ended March 27, 2004 from $18.0 million for the comparable period last year principally due to the additional indebtedness incurred as a result of the Merger.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 38% for the twenty-six week period ended March 27, 2004 compared to the 37% effective tax rate for the comparable period last year.

•	Net Income. The Company earned $5.2 million for the twenty-six week period ended March 27, 2004 compared to $25.8 million for the same period last year, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of March 27, 2004, the Company estimated its sales order backlog at $133.3 million compared to an estimated $125.7 million as of March 29, 2003. The increase in backlog is primarily due to an increase in orders across various product lines in the commercial aftermarket segment partially offset by a decrease of approximately $5 million in orders for the Airbus cockpit door security mechanism due to the completion of the retro fit portion of the Company’s products. The majority of the purchase orders outstanding as of March 27, 2004 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 27, 2004 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. This activity is subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen and twenty-six week periods ended March 27, 2004 and March 29, 2003 were not significant.

Liquidity and Capital Resources

The Company generated $60.8 million of cash from operating activities during the twenty-six weeks ended March 27, 2004 compared to $29.4 million generated during the twenty-six weeks ended March 29, 2003. The increase of $31.4 million is primarily due to the receipt of income tax refunds of $33.4 million during the twenty-six week period ended March 27, 2004 resulting primarily from merger expense of $176 million incurred in fiscal 2003.

Cash used in investing activities decreased to $2.0 million during the twenty-six weeks ended March 27, 2004 compared to $55.7 million used during the twenty-six weeks ended March 29, 2003. The decrease is a result of the acquisition of the net assets of Norco, Inc. during the second quarter of fiscal 2003.

Cash used in financing activities during the twenty-six weeks ended March 27, 2004 decreased to $2.7 million compared to $11.2 million during the twenty-six weeks ended March 29, 2003. The decrease of $8.5 million is primarily due to the repayment in the second quarter of fiscal 2003 of the Holdings PIK Notes of $32.8 million offset by the proceeds of new borrowings of $24.8 million under the then existing senior credit facility relating to the acquisition of the net assets of Norco, Inc.

In connection with the consummation of the Merger, TransDigm Inc. obtained new senior secured credit facilities. The new senior secured credit facilities consisted of a $295 million term loan facility, which was fully drawn on the closing date of the Merger, and a $100 million revolving loan facility. On April 1, 2004, the Company amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement consists of a term loan facility of $294.3 million, which was fully drawn on the closing date, and a $100 million revolving loan facility, of which $99.5 million was available as of March 27, 2004.

The amended and restated revolving loan facility matures in July 2009 and the amended and restated term loan facility matures in July 2010. The Amended and Restated Credit Agreement requires scheduled quarterly payments of principal on the term loans beginning June 30, 2004 in aggregate annual principal amounts equal to 1% of the original aggregate principal amount of the term loans during the life of the loans, with the balance payable at final maturity. Subject to exceptions, the Amended and Restated Credit Agreement also requires mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 95 days after the end of the fiscal year ending on September 30, 2006, net cash proceeds of asset sales, the issuance of equity securities or the issuance of certain debt securities.

In addition, the Company has the right to request (but no lender is committed to provide) additional term loans under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental term loan borrowing.

The interest rates per annum applicable to loans other than swingline loans (i.e., a short term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage in the Amended and Restated Credit Agreement is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans, and (4) 3.50% for LIBO adjusted rate revolving loans. The applicable margin percentages under the revolving loan facility are subject to adjustment in increments based upon the Company’s leverage ratio under the Amended and Restated Credit Agreement so long as no event of default has occurred and is continuing.

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

Both the Amended and Restated Credit Agreement and the new 8 3/8% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Amended and Restated Credit Agreement and the new 8 3/8% Senior Subordinated Notes require the Company to meet certain financial ratios. Any failure to comply with the restrictions of the Amended and Restated Credit Agreement, the new 8 3/8% Senior Subordinated Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under the Amended and Restated Credit Agreement may be able to terminate any commitments they had made to supply the Company with further funds.

The Company repaid or defeased all of its long-term indebtedness that was outstanding immediately prior to the consummation of the Merger. The Company redeemed the defeased 10 3/8% Senior Subordinated Notes in December 2003.

The Company’s primary future cash needs will consist of debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $2.0 million and $2.7 million during the twenty-six weeks ended March 27, 2004 and March 29, 2003, respectively. The Company expects its capital expenditures in fiscal 2004 to be approximately $6 million and to increase moderately thereafter.

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

The Company’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2004. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or at all, or that future borrowings will be available to the Company under its Amended and Restated Credit Agreement in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

Contractual Obligations

The following is a summary of contractual cash obligations of the Company for the next several fiscal years (excluding interest), as of March 27, 2004 (in millions):

	2004(1)	2005	2006	2007	2008	2009 and Thereafter	Total
Term Loan Facility	$2.2	$2.9	$2.9	$2.9	$2.9	$280.5	$294.3
8 3/8% Senior Subordinated Notes	—	—	—	—	—	400.0	400.0
Operating Leases	0.7	1.3	1.1	0.8	0.7	3.4	8.0
Other Long-Term Obligations	—	1.5	—	—	—	—	1.5

Total Contractual Cash Obligations	$2.9	$5.7	$4.0	$3.7	$3.6	$683.9	$703.8

(1) Beginning March 28, 2004.

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

During December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Company is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on the Company’s consolidated financial position or results of operations.

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

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of March 27, 2004, the only subsidiary of TransDigm that has not guaranteed the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At March 27, 2004, the Company had borrowings under its senior secured credit facilities of $294.3 million that were subject to interest rate risk. Borrowings under the Company’s senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that will be subject to periodic adjustment based on the achievement of certain performance goals. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its senior secured credit facilities. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $2.9 million based on the amount of outstanding borrowings at March 27, 2004. The weighted average interest rate on the $294.3 million of borrowings under the senior secured credit facilities on March 27, 2004 was 4.1%.

Because the interest rates on borrowings under the senior secured credit facilities vary with market conditions, the amount of outstanding borrowings under the senior secured credit facilities approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $422 million at March 27, 2004 based upon quoted market rates.

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

PART II: OTHER INFORMATION

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amended and Restated Credit Agreement dated as of April 1, 2004, among TransDigm Inc., TransDigm Holding Company, various lenders named therein, and Credit Suisse First Boston, as Administrative Agent and Collateral Agent, Credit Suisse First Boston and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation as Documentation Agents.

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 14, 2004, the Company filed a report on Form 8-K announcing its regular scheduled quarterly conference call.

On January 20, 2004, the Company filed a report on Form 8-K announcing additional information on fiscal year 2003 and fiscal year 2004.

On February 19, 2004, the Company filed a report on Form 8-K announcing its regular scheduled quarterly conference call.

On March 5, 2004, the Company filed a report on Form 8-K announcing its decision to engage Ernst & Young as the Company’s independent accountant for the year ending September 30, 2004.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	May 5, 2004

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2004

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	May 5, 2004

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2004

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 27, 2004

EXHIBIT NO.	DESCRIPTION
10.1	Amended and Restated Credit Agreement dated as of April 1, 2004, among TransDigm Inc., TransDigm Holding Company, various lenders named therein, and Credit Suisse First Boston, as Administrative Agent and Collateral Agent, Credit Suisse First Boston and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation as Documentation Agents.

31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.