Form 10-Q
period 2004-06-26
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2004-08-05
CIK 1077672, 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-108340 and 333-108340-06

TransDigm Inc.

(Exact name of registrant as specified in its charter)

TransDigm Holding Company

(Exact name of registrant as specified in its charter)

Delaware	Delaware
(State or other Jurisdiction of incorporation or organization)	(State or other Jurisdiction of incorporation or organization)

34-1750032	13-3733378
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

1301 East 9th Street, Suite 3710, Cleveland, Ohio	44114
(Address of principal executive offices)	(Zip Code)

(216) 289-4939

(Registrants’ telephone number, including area code)

26380 Curtiss Wright Parkway, Richmond Heights, Ohio 44143

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

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of June 26, 2004.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of June 26, 2004.

PART I: FINANCIAL INFORMATION

ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	June 26, 2004	September 30, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,407	$18,902
Marketable securities	50,262	—
Trade accounts receivable, net	42,394	36,709
Income taxes receivable	—	36,703
Inventories, net	60,648	77,386
Deferred income taxes	10,547	8,177
Prepaid expenses and other	1,452	3,850

Total current assets	220,710	181,727

PROPERTY, PLANT AND EQUIPMENT - Net	57,892	60,342

GOODWILL	805,378	807,714

OTHER INTANGIBLE ASSETS - Net	226,097	235,839

DEBT ISSUE COSTS - Net	24,245	28,771

OTHER	717	627

TOTAL ASSETS	$1,335,039	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$4,443	$7,634
Accounts payable	9,490	11,221
Accrued liabilities	32,977	29,625

Total current liabilities	46,910	48,480

LONG-TERM DEBT - Less current portion	691,320	692,050

DEFERRED INCOME TAXES	64,177	64,364

OTHER NON-CURRENT LIABILITIES	3,034	4,917

Total liabilities	805,441	809,811

STOCKHOLDERS’ EQUITY:
Common stock	516,084	508,100
Retained earnings / (deficit)	13,680	(2,788)
Accumulated other comprehensive loss	(166)	(103)

Total stockholders’ equity	529,598	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,335,039	$1,315,020

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 26, 2004 AND JUNE 28, 2003

(Amounts In Thousands)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
		(Predecessor)		(Predecessor)
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
NET SALES	$76,348	$75,751	$215,933	$225,172

COST OF SALES (Including inventory purchase accounting charges of $0 and $652 for the thirteen week periods ended June 26, 2004 and June 28, 2003, respectively, and $18,057 and $684 for the thirty-nine week periods ended June26, 2004 and June 28, 2003, respectively)	36,537	39,249	122,376	117,435

GROSS PROFIT	39,811	36,502	93,557	107,737

OPERATING EXPENSES:
Selling and administrative	7,541	6,749	22,032	18,436
Amortization of intangibles	2,883	288	8,521	859

Total operating expenses	10,424	7,037	30,553	19,295

INCOME FROM OPERATIONS	29,387	29,465	63,004	88,442

INTEREST EXPENSE - Net	11,688	8,181	36,864	26,163

INCOME BEFORE INCOME TAXES	17,699	21,284	26,140	62,279

INCOME TAX PROVISON	6,456	7,211	9,672	22,420

NET INCOME	$11,243	$14,073	$16,468	$39,859

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 26, 2004

(Amounts in Thousands)

(Unaudited)

	Common Stock	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2003	$508,100	$(2,788)	$(103)	$505,209

Equity contributions from TD Holding -
Stock option and deferred compensation costs incurred by TD Holding (Note 9)	4,630	—	—	4,630
Income tax benefit from interest expense incurred by TD Holding (Note 1)	3,850	—	—	3,850

Comprehensive income -
Net income	—	16,468	—	16,468
Foreign currency translation adjustment	—	—	19	19
Unrealized loss on marketable securities	—	—	(82)	(82)

Comprehensive income				16,405
Purchase of common stock	(520)	—	—	(520)
Proceeds from exercise of stock options	24	—	—	24

BALANCE, JUNE 26, 2004	$516,084	$13,680	$(166)	$529,598

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts In Thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
		(Predecessor)
	June 26, 2004	June 28, 2003
OPERATING ACTIVITIES:
Net income	$16,468	$39,859
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash inventory purchase accounting charge	18,057	684
Depreciation	5,820	4,973
Amortization of intangibles	8,521	859
Amortization of debt issue costs and note premium	2,839	1,897
Interest deferral on Holdings PIK Notes	—	1,546
Noncash stock option and deferred compensation costs	4,630	—
Changes in assets/liabilities, net of effects from acquisition of business:
Accounts receivable	(5,685)	(1,027)
Inventories	(1,319)	(3,186)
Income taxes receivable and other assets	38,613	1,376
Accounts payable	(1,731)	(1,545)
Accrued and other liabilities	6,739	(2,749)

Net cash provided by operating activities	92,952	42,687

INVESTING ACTIVITIES:
Purchase of marketable securities	(64,788)	—
Sales and maturity of marketable securities	14,444	—
Acquisition of Norco net assets	—	(53,025)
Capital expenditures	(3,370)	(3,930)

Net cash used in investing activities	(53,714)	(56,955)

FINANCING ACTIVITIES:
Borrowings under credit facility, net of fees of $200	—	24,800
Repayment of Holdings PIK Notes	—	(32,802)
Payment of amounts borrowed under credit facility	(737)	(3,301)
Payment of license obligation	(1,500)	(2,600)
Purchase of common stock	(520)	—
Proceeds from exercise of stock options	24	—

Net cash used in financing activities	(2,733)	(13,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,505	(28,171)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,902	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,407	$21,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,690	$27,978

Cash (received) paid during the period for income taxes	$(33,575)	$16,792

See notes to condensed consolidated financial statements

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 26, 2004 AND JUNE 28, 2003

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

Prior to the Merger, the Company filed its own consolidated federal income tax return. For periods subsequent to the Merger, the Company will file a consolidated federal income tax return with TD Holding. Accordingly, Holdings, TransDigm and its subsidiaries have entered into a tax sharing agreement with TD Holding under which each company’s federal income tax liability for any period will equal the lesser of (1) each company’s U.S. federal income taxes that would be payable by such company had the company filed a separate income tax return for that fiscal year based on the company’s separate taxable income; or (2) the product of (a) the affiliated group of corporations consisting of TD Holding, as the common parent, and each company’s actual consolidated U.S. federal tax liability for such fiscal year and (b) a fraction, the numerator of which is such company’s separate tax return liability for that fiscal year and the denominator of which is the sum of each company’s separate tax return liability for that fiscal year. Because TD Holding has no operations or assets other than its investment in Holdings,

TD Holding is expected to generate an annual tax loss, resulting from interest expense on the unsecured debt TD Holding incurred to finance its investment in Holdings. As the tax benefits from these losses reduce the federal income tax liability of the Company under the provisions of the tax sharing agreement, they will be recorded as an equity contribution to the Company from TD Holding. For the period ended June 26, 2004, the Company recorded $3.9 million of equity contributions from TD Holding relating to the tax sharing agreement.

The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company expects that $681.1 million of the $805.4 million of goodwill recorded in connection with the Merger will not be deductible for income tax purposes.

The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
Current assets	$214,747
Property, plant and equipment	60,732
Goodwill	805,378
Other intangible assets	237,814
Other assets	27,732

Total assets	1,346,403

Liabilities:
Current liabilities	82,100
Long-term debt	692,788
Deferred income taxes	59,814
Other liabilities	4,703

Total liabilities	839,405

TD Holding investment in Holdings	$506,998

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger and the Norco Acquisition (see Note 4) had occurred on the first day of the thirteen and thirty-nine weeks ended June 28, 2003 (in thousands):

	Thirteen Weeks Ended June 28, 2003	Thirty-Nine Weeks Ended June 28, 2003
Net sales	$75,751	$232,672
Income from operations	6,667	46,450
Net (loss) income	(2,917)	5,596

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments of approximately $18.1 million and $30.1 million that were charged to cost of sales during the thirteen and thirty-nine weeks ended June 28, 2003, respectively, as the inventory on hand as of the date of the transactions was sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense that resulted from the write-up of the carrying value of property, plant and equipment to fair value in accounting for the Merger, (iv) additional compensation expense that resulted from the new stock option plan and the deferred compensation plans of TD Holding established in conjunction with the Merger that cover certain management personnel of the Company, and (v) additional interest expense that resulted from the Company’s increased indebtedness resulting from the transactions. The pro forma results of operations for the periods ended June 28, 2003 exclude the $176 million Merger charge recorded in July 2003 that was principally composed of compensation costs recognized for stock options redeemed or rolled over in connection with the Merger, the premium paid to redeem the Senior Subordinated Notes and other costs related to the Merger. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. The September 30, 2003 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen and thirty-nine week periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the financial statements for the periods ended June 28, 2003 (Predecessor) to conform to the classifications used in the financial statements for the period ended June 26, 2004.

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

Norco— On February 24, 2003, the Company acquired certain assets and assumed certain liabilities of the Norco, Inc. (“Norco”) business from TransTechnology Corporation for $51.0 million in cash (the “Acquisition”). In addition, the Company paid approximately $1.0 million of asset transfer tax payments in accordance with the purchase agreement, $1.0 million in costs associated with the Acquisition and, during August 2003, a $1.1 million purchase price adjustment was received from TransTechnology Corporation (excluding related fees and expenses of $0.1 million) based on a final determination of working capital as of the closing of the Norco Acquisition.

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

5.	MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury Notes, U.S. Government Agency mortgage-backed obligations, corporate bonds and asset backed securities. The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are charged or credited to a separate component of stockholders’ equity (“accumulated other comprehensive income”).

The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 26, 2004, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders’ equity (“accumulated other comprehensive income”). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

Marketable securities at June 26, 2004 consist of the following (in thousands):

	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$23,950	$—	$27	$23,923
U.S. Government Agency mortgage-backed securities	11,158	4	26	11,136
Corporate bonds	6,466	2	27	6,441
Asset backed securities	8,770	2	10	8,762

Total	$50,344	$8	$90	$50,262

Proceeds from the sale/maturity of marketable securities were $14.4 million during the thirty-nine week period ended June 26, 2004. Gross realized gains and losses for the thirteen and thirty-nine week periods ended June 26, 2004 were immaterial.

The net carrying values of debt securities at June 26, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Available-for-Sale	Cost	Fair Value
Due in one year or less	$7,372	$7,355
Due after one year through three years	23,550	23,514
Due after three years	8,264	8,257

	39,186	39,126
Mortgage-backed securities	11,158	11,136

Total	$50,344	$50,262

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	June 26, 2004	September 30, 2003
Work-in-progress and finished goods (1)	$34,734	$49,915
Raw materials and purchased component parts	33,678	34,512

Total	68,412	84,427
Reserve for excess and obsolete inventory	(7,764)	(7,041)

Inventories - net	$60,648	$77,386

(1)	The balance at September 30, 2003 includes $18.1 million of purchase price accounting adjustments recorded in conjunction with the Merger (see Note 1).

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$3,410	$78,623
License agreement	9,468	492	8,976
Trade secrets	11,772	491	11,281
Patented technology	1,345	163	1,182
Order backlog	6,480	5,939	541

Total	$111,098	$10,495	$100,603

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$82,033	$662	$81,371
License agreement	10,687	101	10,586
Trade secrets	11,772	97	11,675
Patented technology	1,345	15	1,330
Order backlog	6,480	1,100	5,380

Total	$112,317	$1,975	$110,342

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both June 26, 2004 and September 30, 2003.

The aggregate amortization expense on identifiable intangible assets for the thirteen and thirty-nine weeks ended June 26, 2004 and June 28, 2003 was approximately $2.9 million, $8.5 million, $0.3 million, and $0.9 million, respectively. The estimated amortization expense for fiscal 2004 is $10.3 million and for each of the five succeeding years 2005 through 2009 is $5.0 million.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2003 through June 26, 2004:

Balance, September 30, 2003	$807,714
Purchase price allocation adjustments	(2,336)

Balance, June 26, 2004	$805,378

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the thirty-nine week periods ended June 26, 2004 and June 28, 2003 (Predecessor) (in thousands):

	Thirty-Nine Weeks Ended
		(Predecessor)
	June 26, 2004	June 28, 2003
Liability balance at beginning of period	$3,070	$2,356
Product warranty accrual	1,225	1,367
Pre-existing warranty cost adjustment	(220)	—
Warranty costs incurred	(1,296)	(966)

Liability balance at end of period	$2,779	$2,757

9.	RETIREMENT PLANS

Defined Benefit Pension Plans – The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans’ assets consist primarily of guaranteed investment contracts with an insurance company.

The components of net periodic benefit cost are detailed below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		(Predecessor)		(Predecessor)
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$23	$22	$68	$66
Interest cost	94	92	282	276
Expected return on plan assets	(64)	(73)	(191)	(219)
Net amortization and deferral	7	35	22	105

	$60	$76	$181	$228

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options (see Note 1). Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan totaling $18.1 million were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five-year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $1.5 million and $4.6 million for the thirteen and thirty-nine week periods ended period ended June 26, 2004, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

10.	CONTINGENCIES

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

11.	DEBT

On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. The scheduled term loan payments under the amended and restated facility are approximately $2.9 million per annum (payable in quarterly installments) through June 30, 2010. The remaining unpaid principal amount of the term loan (approximately $276 million) will be due on July 22, 2010. The Amended and Restated Credit Agreement also eliminated the applicable margin percentage grid with respect to the term loans referred to above and fixed the applicable margin over the interest rate borne by the term loans to 2.25% per annum for adjusted LIBO rate term loans and 1.25% for alternate base rate term loans. Both of the applicable margins were reduced by .75% from the percentages in effect prior to the amendment. The amended and restated senior credit facility did not modify the applicable margin percentage grid with respect to loans made under the revolving credit line.

12.	SUBSEQUENT EVENT

On July 9, 2004, the Company completed the acquisition of Avionic Instruments, Inc. for $21 million in cash. The purchase price is subject to adjustment based upon a final determination of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. Avionic Instruments designs and manufactures specialized power conversion devises for a wide range of aerospace applications.

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes (see Note 1) are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings guarantee of the Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its new senior secured credit facility. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of June 26, 2004 and September 30, 2003 and its statements of income and cash flows for the thirty-nine weeks ended June 26, 2004 and June 28, 2003 (Predecessor).

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 26, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$57,353	$(1,946)	$—	$55,407
Marketable securities	—	50,262	—	—	50,262
Trade accounts receivable - Net	—	18,234	24,160	—	42,394
Inventories	—	20,044	40,604	—	60,648
Deferred income taxes	—	10,547	—	—	10,547
Prepaid expenses and other	—	754	698	—	1,452

Total current assets	—	157,194	63,516	—	220,710

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	529,764	1,939,671	641,135	(3,110,570)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	22,606	35,286	—	57,892

GOODWILL	—	408,094	397,284	—	805,378

OTHER INTANGIBLE ASSETS - Net	—	89,773	136,324	—	226,097

DEBT ISSUE COSTS - Net	—	24,245	—	—	24,245

OTHER	—	717	—	—	717

TOTAL ASSETS	$529,764	$2,642,300	$1,273,545	$(3,110,570)	$1,335,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,443	$—	$—	$4,443
Accounts payable	—	5,072	4,418	—	9,490
Accrued liabilities	—	26,544	6,433	—	32,977

Total current liabilities	—	36,059	10,851	—	46,910

LONG-TERM DEBT - Less current portion	—	691,320	—	—	691,320

DEFERRED INCOME TAXES	—	64,177	—	—	64,177

OTHER NON-CURRENT LIABILITIES	—	1,832	1,202	—	3,034

Total liabilities	—	793,388	12,053	—	805,441

STOCKHOLDERS’ EQUITY	529,764	1,848,912	1,261,492	(3,110,570)	529,598

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,764	$2,642,300	$1,273,545	$(3,110,570)	$1,335,039

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$19,352	$(450)	$—	$18,902
Trade accounts receivable - Net	—	14,520	22,189	—	36,709
Income taxes receivable	36,703	—	—	—	36,703
Inventories	—	26,337	51,049	—	77,386
Deferred income taxes	—	8,177	—	—	8,177
Prepaid expenses and other	—	3,296	554	—	3,850

Total current assets	36,703	71,682	73,342	—	181,727

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	468,506	1,983,624	(144,773)	2,307,357	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	23,295	37,047	—	60,342

GOODWILL	—	412,028	395,686	—	807,714

OTHER INTANGIBLE ASSETS - Net	—	94,845	140,994	—	235,839

DEBT ISSUE COSTS - Net	—	28,771	—	—	28,771

OTHER	—	627	—	—	627

TOTAL ASSETS	$505,209	$2,614,872	$502,296	$2,307,357	$1,315,020

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$7,634	$—	$—	$7,634
Accounts payable	—	5,512	5,709	—	11,221
Accrued liabilities	—	21,696	7,929	—	29,625

Total current liabilities	—	34,842	13,638	—	48,480

LONG-TERM DEBT - Less current portion	—	692,050	—	—	692,050

DEFERRED INCOME TAXES	—	64,364	—	—	64,364

OTHER NON-CURRENT LIABILITIES	—	3,715	1,202	—	4,917

Total liabilities	—	794,971	14,840	—	809,811

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	505,209	1,819,901	487,456	2,307,357	505,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$505,209	$2,614,872	$502,296	$2,307,357	$1,315,020

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 26, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$94,140	$121,793	$—	$215,933

COST OF SALES	—	45,971	76,405	—	122,376

GROSS PROFIT	—	48,169	45,388	—	93,557

OPERATING EXPENSES:
Selling and administrative	—	13,696	8,336	—	22,032
Amortization of intangibles	—	3,852	4,669	—	8,521

Total operating expenses	—	17,548	13,005	—	30,553

INCOME FROM OPERATIONS	—	30,621	32,383	—	63,004

OTHER INCOME (EXPENSES):
Interest expense - Net	(7,429)	(32,087)	2,652	—	(36,864)
Equity in income of subsidiaries	21,148	22,072	—	(43,220)	—

INCOME BEFORE INCOME TAXES	13,719	20,606	35,035	(43,220)	26,140

INCOME TAX PROVISION (BENEFIT)	(2,749)	(542)	12,963	—	9,672

NET INCOME	$16,468	$21,148	$22,072	$(43,220)	$16,468

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2003 (PREDECESSOR)

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$89,995	$135,177	$—	$225,172

COST OF SALES	—	39,125	78,310	—	117,435

GROSS PROFIT	—	50,870	56,867	—	107,737

OPERATING EXPENSES:
Selling and administrative	—	9,645	8,791	—	18,436
Amortization of intangibles	—	454	405	—	859

Total operating expenses	—	10,099	9,196	—	19,295

INCOME FROM OPERATIONS	—	40,771	47,671	—	88,442

OTHER INCOME (EXPENSES):
Interest expense - Net	(1,755)	(18,225)	(6,183)	—	(26,163)
Equity in income of subsidiaries	40,963	26,553	—	(67,516)	—

INCOME BEFORE INCOME TAXES	39,208	49,099	41,488	(67,516)	62,279

INCOME TAX PROVISION (BENEFIT)	(651)	8,136	14,935	—	22,420

NET INCOME	$39,859	$40,963	$26,553	$(67,516)	$39,859

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 26, 2004

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$16,468	$21,148	$22,072	$(43,220)	$16,468
Adjustments to reconcile net income to net cash provided by operating activities	15,555	5,664	12,045	43,220	76,484

Net cash provided by operating activities	32,023	26,812	34,117	—	92,952

INVESTING ACTIVITIES
Purchase of marketable securities	—	(64,788)	—	—	(64,788)
Sales and maturity of marketable securities	—	14,444	—	—	14,444
Capital expenditures	—	(1,735)	(1,635)	—	(3,370)

Net cash used in investing activities	—	(52,079)	(1,635)	—	(53,714)

FINANCING ACTIVITIES:
Changes in intercompany activities	(31,527)	65,505	(33,978)	—	—
Payment of amounts borrowed under credit facility	—	(737)	—	—	(737)
Payment of license obligation	—	(1,500)	—	—	(1,500)
Purchase of common stock	(520)	—	—	—	(520)
Proceeds from exercise of stock options	24	—	—	—	24

Net cash provided by (used in) financing activities	(32,023)	63,268	(33,978)	—	(2,733)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	38,001	(1,496)	—	36,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$57,353	$(1,946)	$—	$55,407

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2003 (PREDECESSOR)

(Amounts in Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$39,859	$40,963	$26,553	$(67,516)	$39,859
Adjustments to reconcile net income to net cash provided by operating activities	(39,208)	(20,722)	(4,758)	67,516	2,828

Net cash provided by operating activities	651	20,241	21,795	—	42,687

INVESTING ACTIVITIES
Acquisition of Norco, Inc. net assets	—	—	(53,025)	—	(53,025)
Capital expenditures	—	(1,959)	(1,971)	—	(3,930)

Net cash used in investing activities	—	(1,959)	(54,996)	—	(56,955)

FINANCING ACTIVITIES:
Changes in intercompany activities	32,151	(66,236)	34,085	—	—
Borrowings under credit facility, net of fees of $200	—	24,800	—	—	24,800
Repayment of Holdings PIK Notes	(32,802)	—	—	—	(32,802)
Payment of license obligation	—	(2,600)	—	—	(2,600)
Payment of amounts borrowed under credit facility	—	(3,301)	—	—	(3,301)

Net cash provided by (used in) financing activities	(651)	(47,337)	34,085	—	(13,903)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(29,055)	884	—	(28,171)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,866	(1,660)	—	49,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$21,811	$(776)	$—	$21,035

* * * * *

PART 1:    FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in the Report. References in this section to “TransDigm,” “we,” “us” or “our” are to TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm. References to the “Company” are to Holdings, together with TransDigm. Financial information presented herein for the periods through the merger of TD Acquisition Corporation into Holdings and TD Funding Corporation into TransDigm Inc. on July 22, 2003 (see”—Recent Developments”) is presented as “Predecessor” financial information. The Company’s condensed consolidated financial statements for the period subsequent to the Merger reflect a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the Company.

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

Recent Developments

On July 9, 2004, the Company completed the acquisition of Avionic Instruments, Inc. for $21 million in cash. The purchase price is subject to adjustment based upon a final determination of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. Avionic Instruments designs and manufactures specialized power conversion devises for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as many corporate and regional transports as well as corporate and military aircraft. The acquisition significantly enhances the Company’s existing market position in aerospace power conversion devices.

On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. The scheduled term loan payments under the amended and restated facility are approximately $2.9 million per annum (payable in quarterly installments) through June 30, 2010. The remaining unpaid principal amount of the term loan (approximately $276 million) will be due on July 22, 2010.

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

	Thirteen Weeks Ended June 26, 2004	Thirteen Weeks Ended June 28, 2003 (Predecessor)	Thirty-Nine Weeks Ended June 26, 2004	Thirty-Nine Weeks Ended June 28, 2003 (Predecessor)
	(in millions)
Net income	$11.2	$14.1	$16.5	$39.9
Adjustments:
Depreciation and amortization expense	4.9	1.9	14.3	5.8
Interest expense, net	11.7	8.2	36.8	26.2
Income tax provision	6.5	7.2	9.7	22.4

EBITDA	34.3	31.4	77.3	94.3
Adjustments:
Inventory purchase accounting adjustments (1)	—	0.7	18.1	0.7
Acquisition integration costs (2)	0.2	0.6	1.2	1.2
Non-cash compensation and deferred compensation costs (3)	1.5	—	4.6	—

EBITDA, As Defined	$36.0	$32.7	$101.2	$96.2

(1)	This represents the portion of the purchase accounting adjustments to inventory pertaining to the Merger and Norco acquisition that was charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate the Norco business (see Note 4 of the Notes to Condensed Consolidated Financial Statements) into the Company’s Waco, Texas operations.
(3)	Represents the expenses recognized by the Company under a stock option plan and two deferred compensation plans of TD Holding that relate to the Company’s employees who participate in the plans.

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

Although the majority of the Company’s sales, particularly sales into the aftermarket, are made pursuant to firm, fixed-price purchase orders received from customers without long-term agreements, the Company has executed long-term supply agreements with certain OEMs, which cover particular products and require the Company to supply all the amounts ordered by the customers during the term (generally three to five years) of the agreements at specified prices. The Company expects to incur losses under some of the contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are identified, based on estimated future shipment quantities provided by customers or industry sources and other factors. The cumulative effect of revisions to estimated future contract revenues and completion costs is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur any time there are changes to estimated future revenues or costs, and the effects could be material.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	100%	100%	100%	100%

Gross profit	52	48	43	48
Selling and administrative expenses	10	9	10	9
Amortization of intangibles	4	0	4	0

Income from operations	38	39	29	39
Interest expense - net	15	11	17	11
Income tax provision	8	9	4	10

Net income	15%	19%	8%	18%

Changes in Results of Operations

Thirteen-week period ended June 26, 2004 compared with the thirteen-week period ended June 28, 2003.

•	Net Sales. Net sales increased by $0.6 million, or 0.8%, to $76.4 million for the quarter ended June 26, 2004, from $75.8 million for the comparable quarter last year. This increase is primarily due to increases in aftermarket sales of approximately $6.1 million, an increase in OEM sales of $0.9 million and an increase in sales of $1.1 million due to the Norco acquisition partially offset by $7.5 million of non-repeat sales in the prior year which supported the cockpit security retrofit of the entire Airbus fleet.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $3.3 million, or 9.1%, to $39.8 million for the quarter ended June 26, 2004 from $36.5 million for the comparable quarter last year. Gross profit as a percentage of sales improved four margin percentage points to 52% for the thirteen week period ended June 26, 2004 from 48% for the comparable period last year. The increase in gross profit and gross profit as a percentage of sales was primarily due to favorable product mix, the strength of the Company’s proprietary products and market positions, and productivity savings from the Norco acquisition and core operations.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $0.8 million, or 11.7%, to $7.5 million, or 9.9% of sales, for the quarter ended June 26, 2004 from $6.7 million, or 8.9% of sales, for the comparable quarter last year. This increase includes $1.3 million, or 1.8% of sales, of non-cash stock option and deferred compensation plan charges that were recognized by the Company from TD Holding. This increase was partially offset by cost reductions realized through the relocation of the Norco manufacturing process in Connecticut into the Company’s facility in Waco, Texas.

•	Amortization of Intangibles. Amortization of intangibles increased by $2.6 million to $2.9 million for the quarter ended June 26, 2004 from $0.3 million for the comparable quarter last year due to the amortization expense on additional identifiable intangible assets recognized in accounting for the Merger.

•	Income from Operations. Operating income decreased by $0.1 million, or 0.3%, to $29.4 million, or 38.5% of sales, for the quarter ended June 26, 2004 from $29.5 million, or 38.9% of sales, for the comparable quarter last year. Operating income during the period ended June 26, 2004 was reduced by additional non-cash charges of $2.6 million, or 3.4% of sales, relating to amortization of intangibles and $1.5 million, or 2.0% of sales, of deferred compensation and stock option charges.

•	Interest Expense. Interest expense increased $3.5 million, or 42.9%, to $11.7 million for the quarter ended June 26, 2004 from $8.2 million for the comparable quarter last year principally due to the additional indebtedness incurred as a result of the Merger.

•	Income Taxes. Income tax expense as a percentage of income before income taxes increased to approximately 36% for the quarter ended June 26, 2004 compared to 34% for the comparable quarter last year. The lower estimated effective tax rate in the prior year was due to increased tax benefits generated by higher foreign sales and a decrease in estimated state and local taxes.

•	Net Income. The Company earned $11.2 million, or 14.7% of net sales, for the third quarter of fiscal 2004 compared to $14.1 million, or 18.6% of sales, for the third quarter of fiscal 2003, primarily as a result of the factors referred to above.

Thirty-nine week period ended June 26, 2004 compared with the thirty-nine week period ended June 28, 2003.

•	Net Sales. Net sales decreased by $9.2 million, or 4.1%, to $215.9 million for the thirty-nine week period ended June 26, 2004, from $225.2 million for the comparable period last year. The decrease is primarily due to $26.9 million of non-repeat sales in the prior year which supported the cockpit security retrofit of the entire Airbus fleet and a slight decrease in OEM sales, partially offset by an increase in aftermarket sales of $11.1 million and an increase in sales of $7.8 million due to the Norco acquisition.

•	Gross Profit. Gross profit (net sales less cost of sales) decreased by $14.2 million, or 13.2%, to $93.6 million for the thirty-nine week period ended June 26, 2004 from $107.7 million from the comparable period last year. This decrease is primarily attributable to the $18.1 million, or 8.4% of net sales, non-cash charge included in cost of sales pertaining to the inventory purchase price adjustment recorded in accounting for the Merger. Gross profit as a percentage of sales decreased to 43.3% for the thirty-nine week period ended June 26, 2004 from 47.8% for the comparable period last year principally due to the non-cash charge discussed above partially offset by favorable product mix, continuing cost control measures and productivity savings from the Norco acquisition and the strength of the Company’s proprietary products and market positions.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $3.6 million, or 19.5%, to $22.0 million, or 10.2% of sales, for the thirty-nine week period ended June 26, 2004 from $18.4 million, or 8.2% of sales, for the comparable period last year primarily due to $4.1 million, or 1.9% of sales, of non-cash stock option and deferred compensation plan expenses that were recognized by the Company from TD Holding.

•	Amortization of Intangibles. Amortization of intangibles increased by $7.6 million to $8.5 million for the thirty-nine week period ended June 26, 2004 from $0.9 million for the comparable period last year due to the amortization expense on additional identifiable intangible assets recognized in accounting for the Merger.

•	Income from Operations. Operating income decreased by $25.4 million, or 28.8%, to $63.0 million, or 29.2% of sales, for the thirty-nine week period ended June 26, 2004 from $88.4 million, or 39.3% of sales, for the comparable period last year. Operating income during the thirty-nine week period ended June 26, 2004 was reduced by $18.1 million, or 8.4% of sales, for the non-cash inventory purchase price adjustment, $4.6 million, or 2.1% of sales, for non-cash stock option and deferred compensation charges and the increase in amortization of intangibles resulting from the merger of $7.6 million, or 3.6% of sales. These non-cash charges were partially offset by favorable operating results due to favorable product mix, continuing cost control measures and productivity savings discussed above.

•	Interest Expense. Interest expense increased $10.7 million, or 40.9%, to $36.9 million for the thirty-nine week period ended June 26, 2004 from $26.2 million for the comparable period last year principally due to the additional indebtedness incurred as a result of the Merger.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 37% for the thirty-nine week period ended June 26, 2004 compared to the 36% effective tax rate for the comparable period last year.

•	Net Income. The Company earned $16.5 million for the thirty-nine week period ended June 26, 2004 compared to $39.9 million for the comparable period last year, primarily as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of June 26, 2004, the Company estimated its sales order backlog at $136.8 million compared to an estimated $120.0 million as of June 28, 2003. This increase in backlog is due to an increase in orders across various product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of June 26, 2004 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 26, 2004 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen and thirty-nine week periods ended June 26, 2004 and June 28, 2003, respectively, were not significant.

Liquidity and Capital Resources

The Company generated $93.0 million of cash from operating activities during the thirty-nine week period ended June 26, 2004 compared to $42.7 million generated during the comparable period ended June 28, 2003. The increase of $50.3 million is primarily due to the receipt of income tax refunds of $37.1 million and lower estimated tax payments during the thirty-nine week period ended June 26, 2004 resulting primarily from merger expense of $176 million incurred in fiscal 2003.

Cash used in investing activities was $53.7 million during the thirty-nine week period ended June 26, 2004 consisting primarily of the Company’s net investment in marketable securities of $50.3 million. Cash used in investing activities was $57.0 million during the thirty nine-weeks ended June 28, 2003 primarily a result of the acquisition of Norco.

Cash used in financing activities during the thirty-nine weeks ended June 26, 2004 decreased to $2.7 million compared to $13.9 million during the thirty-nine weeks ended June 28, 2003. The decrease of $11.2 million is primarily due to the repayment in fiscal 2003 of the Holdings PIK Notes of $32.8 million offset by the proceeds of new borrowings of $24.8 million under the then existing senior credit facility relating to the acquisition of Norco.

In connection with the consummation of the Merger, TransDigm Inc. obtained new senior secured credit facilities. The new senior secured credit facilities consisted of a $295 million term loan facility, which was fully drawn on the closing date of the Merger, and a $100 million revolving loan facility. On April 1, 2004, the Company amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement consists of a term loan facility of $294.3 million, which was fully drawn on the closing date, and a $100 million revolving loan facility, of which $99.5 million was available as of June 26, 2004.

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

The Company’s primary future cash needs will consist of funding its acquisition of Avionic Instruments, debt service and capital expenditures. The Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $3.4 million and $3.9 million during the thirty-nine weeks ended June 26, 2004 and June 28, 2003, respectively. The Company expects its capital expenditures in fiscal 2004 to be approximately $6 million and to increase moderately thereafter.

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

The Company intends to continue its pursuit of acquisitions that present opportunities consistent with the Company’s value generation strategy. The Company regularly engages in discussions with respect to potential acquisitions and investments. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

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

Contractual Obligations

The following is a summary of contractual cash obligations of the Company for the next several fiscal years (excluding interest), as of June 26, 2004 (in millions):

	2004 (1)	2005	2006	2007	2008	2009 and Thereafter	Total
Term Loan Facility	$1.5	$2.9	$2.9	$3.0	$3.0	$281.0	$294.3
8 3/8% Senior Subordinated Notes	—	—	—	—	—	400.0	400.0
Operating Leases	0.4	1.3	1.1	0.8	0.7	3.4	7.7
Other Long-Term Obligations	—	1.5	—	—	—	—	1.5

Total Contractual Cash Obligations	$1.9	$5.7	$4.0	$3.8	$3.7	$684.4	$703.5

(1)	Contractual obligations for fiscal 2004 subsequent to June 26, 2004.

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

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of June 26, 2004, the only subsidiary of TransDigm that has not guaranteed the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At June 26, 2004, the Company had borrowings under its senior secured credit facilities of $294.3 million that were subject to interest rate risk. Borrowings under the Company’s senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its senior secured credit facilities. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $2.9 million based on the amount of outstanding borrowings at June 26, 2004. The weighted average interest rate on the $294.3 million of borrowings under the senior secured credit facilities on June 26, 2004 was 3.4%.

Because the interest rates on borrowings under the senior secured credit facilities vary with market conditions, the amount of outstanding borrowings under the senior secured credit facilities approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $418 million at June 26, 2004 based upon quoted market rates.

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

There have been no significant changes in Holdings’ or TransDigm’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date Holdings and TransDigm completed their evaluations.

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

On May 11, 2004, the Company filed a report on Form 8-K announcing its regular scheduled quarterly conference call.

SIGNATURES

TRANSDIGM HOLDING COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2004
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2004
Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	August 5, 2004
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2004
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 26, 2004

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Holding Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Chief Executive Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification by Chief Financial Officer of TransDigm Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.