Form 10-Q
period 2005-01-01
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2005-02-11
CIK 1077672, 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 1, 2005.

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

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of January 1, 2005.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of January 1, 2005.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	January 1, 2005	September 30, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,029	$48,498
Marketable securities	49,653	50,601
Trade accounts receivable - Net	46,851	44,489
Inventories	65,922	64,385
Deferred income taxes	10,159	10,092
Prepaid expenses and other	1,747	1,851

Total current assets	218,361	219,916

PROPERTY, PLANT AND EQUIPMENT - Net	60,637	60,817
GOODWILL	837,828	812,460
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	101,165	103,101
DEBT ISSUE COSTS - Net	22,195	23,148
OTHER	765	710

TOTAL ASSETS	$1,366,448	$1,345,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$4,431
Accounts payable	11,290	11,468
Accrued liabilities	34,286	24,800

Total current liabilities	48,519	40,699

LONG-TERM DEBT - Less current portion	689,113	689,848
DEFERRED INCOME TAXES	65,645	65,645
OTHER NON-CURRENT LIABILITIES	2,894	2,839

Total liabilities	806,171	799,031

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 900,000 shares; issued 100 at January 1, 2005 and September 30, 2004, respectively	—	—
Additional paid-in capital	523,078	520,078
Retained earnings	37,594	26,822
Accumulated other comprehensive loss	(395)	(282)

Total stockholders’ equity	560,277	546,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,366,448	$1,345,649

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
NET SALES	$80,270	$67,682

COST OF SALES (Including inventory purchase accounting charge of $18,057 for the period ended December 27, 2003)	40,797	51,619

GROSS PROFIT	39,473	16,063

OPERATING EXPENSES:
Selling and administrative	8,254	7,033
Amortization of intangibles	1,841	2,783

Total operating expenses	10,095	9,816

INCOME FROM OPERATIONS	29,378	6,247

INTEREST EXPENSE - Net	12,279	12,669

INCOME (LOSS) BEFORE INCOME TAXES	17,099	(6,422)

INCOME TAX PROVISION (BENEFIT)	6,327	(2,402)

NET INCOME (LOSS)	$10,772	$(4,020)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2004	$—	$520,078	$26,822	$(282)	$546,618

Equity contribution from TD Holding -
Stock option and deferred compensation costs incurred by TD Holding	—	1,565	—	—	1,565
Income tax benefit from interest expense incurred by TD Holding	—	1,435	—	—	1,435

Comprehensive income -
Net income	—	—	10,772	—	10,772
Other comprehensive loss	—	—	—	(113)	(113)
Comprehensive income					10,659

BALANCE, JANUARY 1, 2005	$—	$523,078	$37,594	$(395)	$560,277

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
OPERATING ACTIVITIES:
Net income (loss)	$10,772	$(4,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventory purchase accounting charge	—	18,057
Depreciation	2,084	1,865
Amortization of intangibles	1,841	2,783
Amortization of debt issue costs	953	1,008
Noncash stock option and deferred compensation costs	1,565	1,550
Changes in assets and liabilities, net of effect from acquisition of business:
Trade accounts receivable	(677)	(1,500)
Inventories	1,570	800
Other assets	23	11,206
Accounts payable	(303)	(1,646)
Accrued and other liabilities	10,933	5,664

Net cash provided by operating activities	28,761	35,767

INVESTING ACTIVITIES:
Capital expenditures	(1,554)	(629)
Acquisition of Skurka	(30,206)	—
Purchase of marketable securities	(33,434)	—
Sales and maturity of marketable securities	34,199	—

Net cash used in investing activities	(30,995)	(629)

FINANCING ACTIVITIES:
Payment of amounts borrowed under credit facility	(735)	—
Payment of license obligation	(1,500)	(1,500)
Proceeds from exercise of stock options	—	24

Net cash used in financing activities	(2,235)	(1,476)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,469)	33,662

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,498	18,902

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,029	$52,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,211	$3,227

Net cash paid (received) during the period for income taxes	$69	$(13,156)

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED JANUARY 1, 2005 AND DECEMBER 27, 2003

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc. (“TransDigm”), is a leading global supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm and its wholly-owned subsidiaries (collectively, and together with Holdings, the “Company”) offer a broad line of proprietary aerospace components. Major product offerings include ignition system components, gear pumps, mechanical/electromechanical controls and actuators, power conversion devices, AC/DC motors, batteries and chargers, hold open rods, engineered connectors, engineered latches, locking devices, and lavatory hardware and components.

Merger—On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and Holdings merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (“TD Holding”) (the “Merger”). The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. The September 30, 2004 condensed consolidated balance sheet was derived from the Company’s audited financial statements. The results of operations for the thirteen weeks ended January 1, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the financial statements for the period ended December 27, 2003 to conform to the classifications used in the financial statements for the period ended January 1, 2005.

3.	NEW ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

4.	ACQUISITIONS

Skurka— On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.2 million in cash subject to adjustment based on the level of working capital as of the closing of the acquisition. Skurka designs and manufactures specialized electromagnetic equipment, primarily AC/DC electric motors and components. The products are used on a wide range of commercial aircraft and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

The purchase price consideration of $30.2 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

The Company expects substantially all of the goodwill recognized in accounting for the acquisition to be deductible for income tax purposes.

Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen week period ended January 1, 2005 and December 27, 2003, respectively, are not significant and, accordingly, are not provided.

Avionic Instruments—On July 9, 2004, TransDigm acquired all of the outstanding capital stock of Avionic Instruments, Inc. (“Avionic Instruments”) and DAC Realty Corp. (“DAC”) for approximately $21.5 million in cash, subject to adjustment based on the level of acquired working capital as of the closing of the acquisition. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as many corporate and military aircraft. DAC is a realty company that holds the real property for Avionic Instruments. Avionic Instruments’ product characteristics and market position fit well with the Company’s overall direction.

The purchase price consideration of $21.5 million in cash was funded through the use of the Company’s existing cash balances. The Company accounted for the acquisition as a purchase and has included the results of operations of the acquired company in its consolidated financial statements from the effective date of the acquisition. The Company is in the process of obtaining third party valuations of certain tangible and intangible assets; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

Pro forma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of the thirteen week period ended December 27, 2003, are not significant and, accordingly, are not provided.

5.	MARKETABLE SECURITIES

Marketable securities consist of the following (in thousands):

	January 1, 2005
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities

U.S. Treasury Notes	$15,104	$11	$17	$15,098
U.S. Government Agency mortgage-backed securities	14,126	12	20	14,118
Corporate bonds	8,996	—	182	8,814
Asset backed securities	11,680	9	66	11,623

Total	$49,906	$32	$285	$49,653

	September 30, 2004
		Gross Unrealized
	Cost	Gains	Losses	Fair Value
Debt securities
U.S. Treasury Notes	$19,212	$15	$13	$19,214
U.S. Government Agency mortgage-backed securities	11,055	13	20	11,048
Corporate bonds	8,689	3	71	8,621
Asset backed securities	11,715	24	21	11,718

Total	$50,671	$55	$125	$50,601

Proceeds from the sale/maturity of marketable securities were $34.2 million during the quarter ended January 1, 2005. Gross realized gains and losses for the quarter ended January 1, 2005 were immaterial.

The net carrying values of debt securities at January 1, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands).

	Cost	Fair Value
Available-for-Sale

Due in one year or less	$12,390	$12,301
Due after one year through three years	14,713	14,621
Due after three years	8,677	8,613

	35,780	35,535
Mortgage-backed securities	14,126	14,118

Total	$49,906	$49,653

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	January 1, 2005	September 30, 2004
Work-in-progress and finished goods	$36,948	$36,728
Raw materials and purchased component parts	35,903	34,314

Total	72,851	71,042
Reserve for excess and obsolete inventory	(6,929)	(6,657)

Inventories - net	$65,922	$64,385

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$5,412	$79,774
License agreement	9,373	759	8,614
Trade secrets	11,772	757	11,015
Patented technology	1,345	254	1,091
Order backlog	7,630	6,959	671

Total	$115,306	$14,141	$101,165

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$85,186	$4,363	$80,823
License agreement	9,468	625	8,843
Trade secrets	11,772	623	11,149
Patented technology	1,345	209	1,136
Order backlog	7,630	6,480	1,150

Total	$115,401	$12,300	$103,101

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both January 1, 2005 and September 30, 2004.

The aggregate amortization expense on identifiable intangible assets for the thirteen weeks ended January 1, 2005 and December 27, 2003 was approximately $1.8 million and $2.8 million, respectively. The estimated amortization expense for fiscal 2005 is $6.3 million and for each of the five succeeding years 2006 through 2010 is $5.1 million, $5.1 million, 5.1 million, $5.0 million and $5.0 million, respectively.

Intangible assets acquired during the thirteen weeks ended January 1, 2005 consisted of goodwill of approximately $25.3 million related to the acquisition of Skurka. The Company is in the process of obtaining third party valuations of certain intangible assets; thus the amount of goodwill recorded is subject to adjustment.

The following is a summary of changes to the carrying value of goodwill from September 30, 2004 through January 1, 2005:

Balance, September 30, 2004	$812,460
Acquisition of Skurka	25,273
Other	95

Balance, January 1, 2005	$837,828

8.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Liability balance at beginning of period	$2,829	$3,070
Accruals for warranties issued	162	483
Warranty claims settled	(303)	(434)

Liability balance at end of period	$2,688	$3,119

9.	RETIREMENT PLANS

Defined Benefit Pension Plans – The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The plans’ assets consist primarily of guaranteed investment contracts with an insurance company. The components of net periodic benefit cost are as follows (in thousands):

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Service cost	$21	$22
Interest cost	96	94
Expected return on plan assets	(67)	(63)
Net amortization and deferral	8	8

	$58	$61

Deferred Compensation Plans—Certain management personnel of the Company participate in one or both of two deferred compensation plans of TD Holding that were established in connection with the Merger. Vested interests in a rollover deferred compensation plan equal to approximately $17.8 million of the $35.7 million fair value of the stock options rolled over in connection with the Merger were issued as partial compensation in exchange for such options. Management’s interest in the rollover deferred compensation plan accretes at a rate of 12% per annum. Notional interests in a management deferred compensation plan totaling $18.1 million were also issued to certain management personnel in connection with the Merger. The vesting provisions of the management deferred compensation plan are identical to the vesting provisions contained in the TD Holding stock option plan and are based on the achievement of time and performance criteria over a five-year period. Management’s interests in the management deferred compensation plan were initially valued at zero and accrete at a rate equal to 11.1% of the sum of the interest accrued on the loans extended to TD Holding in connection with the Merger and the notional interest credited under the rollover deferred compensation plan. Because the participants of these deferred compensation plans are management personnel of the Company, the cost of the plans, which totaled $1.6 million and $1.5 million for the thirteen week periods ended

January 1, 2005 and December 27, 2003, respectively, is pushed-down to the Company and recognized as an expense and a capital contribution from TD Holding. The vested obligations under the deferred compensation plans represent obligations of TD Holding and are not guaranteed by Holdings or any of its subsidiaries.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 8 3/8% Senior Subordinated Notes, are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings’ guarantee of the 8 3/8% Senior Subordinated Notes is subordinated to Holdings’ guarantee of TransDigm’s borrowings under its Senior Credit Facility. The following supplemental consolidating condensed financial information presents the balance sheets of Holdings as of January 1, 2005 and September 30, 2004 and its statements of operations and cash flows for the thirteen weeks ended January 1, 2005, and December 27, 2003.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 1, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$44,344	$(315)	$—	$44,029
Marketable securities	—	49,653	—	—	49,653
Trade accounts receivable - Net	—	18,519	28,332	—	46,851
Inventories	—	18,879	47,043	—	65,922
Deferred income taxes	—	10,159	—	—	10,159
Prepaid expenses and other	—	1,064	683	—	1,747

Total current assets	—	142,618	75,743	—	218,361

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	560,672	1,997,227	666,670	(3,224,569)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	21,809	38,828	—	60,637

GOODWILL	—	404,372	433,456	—	837,828

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	36,102	65,063	—	101,165

DEBT ISSUE COSTS - Net	—	22,195	—	—	22,195

OTHER	—	765	—	—	765

TOTAL ASSETS	$560,672	$2,678,085	$1,352,260	$(3,224,569)	$1,366,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	5,146	6,144	—	11,290
Accrued liabilities	—	28,893	5,393	—	34,286

Total current liabilities	—	36,982	11,537	—	48,519

LONG-TERM DEBT - Less current portion	—	689,113	—	—	689,113

DEFERRED INCOME TAXES	—	65,645	—	—	65,645

OTHER NON-CURRENT LIABILITIES	—	1,787	1,107	—	2,894

Total liabilities	—	793,527	12,644	—	806,171

STOCKHOLDERS’ EQUITY	560,672	1,884,558	1,339,616	(3,224,569)	560,277

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$560,672	$2,678,085	$1,352,260	$(3,224,569)	$1,366,448

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$50,148	$(1,650)	$—	$48,498
Marketable securities	—	50,601	—	—	50,601
Trade accounts receivable - Net	—	17,508	26,981	—	44,489
Inventories	—	19,690	44,695	—	64,385
Deferred income taxes	—	10,092	—	—	10,092
Prepaid expenses and other	—	1,283	568	—	1,851

Total current assets	—	149,322	70,594	—	219,916

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	549,688	1,964,550	656,196	(3,170,434)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	22,185	38,632	—	60,817

GOODWILL	—	404,277	408,183	—	812,460

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	36,721	66,380	—	103,101

DEBT ISSUE COSTS - Net	—	23,148	—	—	23,148

OTHER	—	710	—	—	710

TOTAL ASSETS	$549,688	$2,653,910	$1,312,485	$(3,170,434)	$1,345,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$4,431	$—	$—	$4,431
Accounts payable	—	6,199	5,269	—	11,468
Accrued liabilities	—	17,079	7,721	—	24,800

Total current liabilities	—	27,709	12,990	—	40,699

LONG-TERM DEBT - Less current portion	—	689,848	—	—	689,848

DEFERRED INCOME TAXES	—	65,645	—	—	65,645

OTHER NON-CURRENT LIABILITIES	—	1,732	1,107	—	2,839

Total liabilities	—	784,934	14,097	—	799,031

STOCKHOLDERS’ EQUITY	549,688	1,868,976	1,298,388	(3,170,434)	546,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$549,688	$2,653,910	$1,312,485	$(3,170,434)	$1,345,649

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$33,918	$46,352	$—	$80,270

COST OF SALES	—	15,274	25,523	—	40,797

GROSS PROFIT	—	18,644	20,829	—	39,473

OPERATING EXPENSES:
Selling and administrative	—	4,536	3,718	—	8,254
Amortization of intangibles	—	525	1,316	—	1,841

Total operating expenses	—	5,061	5,034	—	10,095

INCOME FROM OPERATIONS	—	13,583	15,795	—	29,378

OTHER INCOME (EXPENSES):
Interest expense - Net	(3,057)	(10,586)	1,364	—	(12,279)
Equity in income of subsidiaries	12,698	10,810	—	(23,508)	—

INCOME BEFORE INCOME TAXES	9,641	13,807	17,159	(23,508)	17,099

INCOME TAX PROVISION (BENEFIT)	(1,131)	1,109	6,349	—	6,327

NET INCOME	$10,772	$12,698	$10,810	$(23,508)	$10,772

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$29,723	$37,959	$—	$67,682

COST OF SALES	—	18,713	32,906	—	51,619

GROSS PROFIT	—	11,010	5,053	—	16,063

OPERATING EXPENSES:
Selling and administrative	—	4,416	2,617	—	7,033
Amortization of intangibles	—	1,250	1,533	—	2,783

Total operating expenses	—	5,666	4,150	—	9,816

INCOME FROM OPERATIONS	—	5,344	903	—	6,247

OTHER INCOME (EXPENSES):
Interest expense - Net	(2,433)	(10,959)	723	—	(12,669)
Equity in income (loss) of subsidiaries	(2,497)	1,018	—	1,479	—

INCOME (LOSS) BEFORE INCOME TAXES	(4,930)	(4,597)	1,626	1,479	(6,422)

INCOME TAX PROVISION (BENEFIT)	(910)	(2,100)	608	—	(2,402)

NET INCOME (LOSS)	$(4,020)	$(2,497)	$1,018	$1,479	$(4,020)

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$10,772	$12,698	$10,810	$(23,508)	$10,772
Adjustments to reconcile net income to net cash provided by operating activities	(12,698)	5,263	1,916	23,508	17,989

Net cash (used in) provided by operating activities	(1,926)	17,961	12,726	—	28,761

INVESTING ACTIVITIES
Capital expenditures	—	(428)	(1,126)	—	(1,554)
Acquisition of Skurka	—	(30,206)	—	—	(30,206)
Purchase of marketable securities	—	(33,434)	—	—	(33,434)
Sales and maturity of marketable securities	—	34,199	—	—	34,199

Net cash used in investing activities	—	(29,869)	(1,126)	—	(30,995)

FINANCING ACTIVITIES:
Changes in intercompany activities	1,926	8,339	(10,265)	—	—
Payment of amounts borrowed under credit facility	—	(735)	—	—	(735)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	1,926	6,104	(10,265)	—	(2,235)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,804)	1,335	—	(4,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$44,344	$(315)	$—	$44,029

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in the Report. References in this section to the “Company,” “TransDigm,” “we,” “us” or “our” are to Holdings, together with TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm.

This Quarterly Statement includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Statement include but are not limited to:

•	We have a substantial amount of indebtedness which could adversely affect our financial health.

•	Increases in interest rates would increase our interest expense.

•	Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	Despite current indebtedness levels, we may still be able to incur substantially more debt.

•	The terms of our amended and restated senior secured credit facility and the indenture governing the senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

•	Future terrorist attacks may have a material, adverse impact on our business.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft and to our customers’ profitability. These items are, in turn, affected by general economic conditions. In addition, our sales to manufacturers of new large aircraft are cyclical.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	Our government contracts entail certain risks.

•	A decline in the U.S. defense budget or the defense budget of foreign governments may adversely affect our sales of parts used in military aircraft.

•	Our business may be adversely affected if we lost our government or industry approvals or if more onerous government regulations were enacted or industry oversight increased.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	If we lose our senior management, our business may be adversely affected.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We could incur substantial costs as a result of violations of or liabilities under environmental laws.

•	Our international business exposes us to risks relating to increased regulation and political or economic instability, globally or within certain foreign countries.

•	We intend to pursue future acquisitions and our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or effectively integrate new operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected as a result of a lawsuit if one of our components causes an aircraft to crash and we are not covered by our insurance policies.

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

TransDigm’s customers include distributors of aerospace components, commercial airlines, aircraft maintenance facilities, aircraft and engine original equipment manufacturers, or OEMs, various armed forces of the United States and foreign governments, and defense OEMs. TransDigm generates the majority of its operating income from sales of replacement parts and services in the commercial and defense aftermarkets. The majority of TransDigm’s OEM sales are on an exclusive sole source basis, meaning that, in most cases, TransDigm is the only certified provider of these parts in the aftermarket. Aftermarket parts sales are driven by the size and usage of the worldwide aircraft fleet, are historically relatively stable and generate recurring revenues over the life of an aircraft that are many times the size of the original OEM purchases. TransDigm has over 40 years of experience in most of its product lines, which allows it to benefit from a large and growing installed base of aircraft.

On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) and Holdings merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation, TD Holding Corporation (“TD Holding”) (the “Merger”). The Merger was accounted for as a purchase and fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger.

Recent Developments

On January 28, 2005, TransDigm completed the acquisition of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.7 million in cash subject to adjustment based on the level of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial aircraft and military aircraft. Fluid Regulators’ product characteristics and market position fit well with TransDigm’s overall direction.

On December 31, 2004, TransDigm acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.2 million in cash subject to adjustment based on the level of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. Skurka designs and manufactures specialized electromagnetic equipment primarily AC/DC electric motors and components. The products are used on a wide range of commercial aircraft and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction.

EBITDA and EBITDA, As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA, As Defined.

	Thirteen Weeks Ended January 1, 2005	Thirteen Weeks Ended December 27, 2003
	(in millions)
Net income (loss)	$10.8	$(4.0)
Adjustments:
Depreciation and amortization expense	3.9	4.6
Interest expense, net	12.3	12.7
Income tax provision (benefit)	6.3	(2.4)

EBITDA (1)	33.3	10.9
Adjustments:
Inventory purchase accounting charge (2)	—	18.1
Acquisition integration costs (3)	—	0.7
Non-cash compensation and deferred compensation costs (4)	1.6	1.5

EBITDA, As Defined (1)	$34.9	$31.2

(1)

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA, As Defined, represents EBITDA, plus inventory purchase accounting charges, certain other non-recurring merger expenses, non-cash compensation and deferred compensation charges and acquisition integration costs, as applicable. Management believes that the presentation of EBITDA and EBITDA, As Defined, will enhance an investor’s understanding of our operating performance. EBITDA and EBITDA, As Defined, are also the measures used by TransDigm’s senior management to evaluate the performance of TransDigm’s various lines of business and for other required or discretionary purposes, such as measuring performance under our employee incentive programs. The amended and restated senior credit agreement requires the Company to comply with certain financial ratios, including a leverage ratio, fixed charged coverage ratio and interest coverage ratio. Leverage ratio is defined in the amended and restated senior credit agreement, as of any date, as the ratio of the total indebtedness of the Company on a consolidated basis on such date to Consolidated

EBITDA (as defined in the credit agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the amended and restated senior credit agreement as, for any period, the ratio of (a) Consolidated EBITDA for such period to (b) consolidated fixed charges for such period. Interest coverage ratio is defined as, for any period; the ratio of (a) Consolidated EBITDA for such period to (b) consolidated interest expense for such period. The failure to comply with the financial covenants in the amended and restated senior credit agreement could result in an event of default thereunder (and, in turn, an event of default under the amended and restated senior credit agreement could result in an event of default under the indenture governing the 8 3/8% Senior Subordinated Notes). The amended and restated senior credit agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA, As Defined. Neither EBITDA nor EBITDA, As Defined, is a measurement of financial performance under U.S. generally accepted accounting principles, or GAAP and neither should be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. Management’s calculation of EBITDA and EBITDA, As Defined, may not be comparable to the calculation of similarly titled measures reported by other companies.

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

We have identified the following as our most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.

Revenue Recognition and Related Allowances: Substantially all revenues are recognized based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, management may need to increase the allowance for doubtful accounts.

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from ninety days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Actual product returns and warranty claims have not differed materially from the estimates originally established.

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

Intangible Assets: Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and indefinite-lived intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

Stock Options and Deferred Compensation Plans: Effective with the issuance of the TD Holding stock options in July 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Holding in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Because the stock options and deferred compensation plan interests issued to Company employees relate to the stock and employee benefit plans of TD Holding, the cost of such compensation arrangements is pushed-down to the Company and recognized as an expense and capital contribution from TD Holding.

Purchase accounting: Mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in its consolidated financial statements from the effective date of merger or acquisition.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Weeks Ended
	January 1, 2005	December 27, 2003
Net sales	100%	100%

Gross profit	49	24
Selling and administrative expenses	10	11
Amortization of intangibles	2	4

Income from operations	37	9
Interest expense - net	16	19
Income tax provision (benefit)	8	(4)

Net income (loss)	13%	(6)%

Changes in Results of Operations

Thirteen weeks ended January 1, 2005 compared with thirteen weeks ended December 27, 2003.

•	Net Sales. Net sales increased by $12.6 million, or 18.6%, to $80.3 million for the quarter ended January 1, 2005 from $67.7 million for the comparable quarter last year, primarily due to an increase in commercial and defense aftermarket sales of $6.0 million, an increase of $4.1 million in sales from the acquisition of Avionic Instruments and an increase in OEM sales of $2.5 million.

•	Gross Profit. Gross profit (net sales less cost of sales) increased by $23.4 million, or 145%, to $39.5 million for the quarter ended January 1, 2005 from $16.1 million from the comparable quarter last year. This increase is attributable to the higher sales discussed above and charges included in cost of sales in the prior year pertaining to the $18.1 million inventory purchase price charge recorded in accounting for the Merger and integration costs pertaining to the Norco acquisition. Gross profit as a percentage of net sales increased to 49% for the thirteen week period ended January 1, 2005 from 24% for the comparable period last year primarily due to the inventory purchase price charge and the integration costs discussed above partially offset by unfavorable product mix resulting primarily from the increase in OEM sales and the dilutive effect of lower margins with Avionic Instruments.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $1.2 million, or 17.4%, to $8.3 million for the quarter ended January 1, 2005 from $7.1 million for the comparable quarter last year due to higher sales discussed above and the acquisition of Avionic Instruments. Selling and administrative expenses as a percentage of net sales was approximately 10% and 11% for the quarters ended January 1, 2005 and December 27, 2003, respectively.

•	Amortization of Intangibles. Amortization of intangibles decreased by $1.0 million, or 33.8%, to $1.8 million for the quarter ended January 1, 2005 from $2.8 million for the comparable quarter last year. The decrease was due to the order backlog that was recorded in accounting for the Merger that was subsequently fully amortized during fiscal 2004. This decrease was partially offset by an increase in amortization expense on the additional identifiable intangible assets recognized in the acquisition of Avionic Instruments.

•	Income from Operations. Operating income increased by $23.2 million, or 370%, to $29.4 million for the quarter ended January 1, 2005 from $6.2 million for the comparable quarter last year, due to the factors discussed above.

•	Interest Expense. Interest expense decreased slightly by $0.4 million, or 3.1%, to $12.3 million for the quarter ended January 1, 2005 from $12.7 million for the comparable quarter last year.

•	Income Tax Provision. Income tax provision (benefit) as a percentage of income before income taxes was 37.0% for the quarter ended January 1, 2005 and was comparable to the 37.4% effective tax rate for the quarter ended December 27, 2003.

•	Net Income (Loss). The Company earned $10.8 million for the first quarter of fiscal 2005 compared to a net loss of $4.0 million for the first quarter of fiscal 2004, as a result of the factors referred to above.

Backlog

Management believes that sales order backlog (i.e., orders for products that have not yet been shipped) is a useful indicator of future sales. As of January 1, 2005, the Company estimated its sales order backlog at $178.2 million compared to an estimated $123.7 million as of December 27, 2003. This $54.5 million increase in backlog is due to an increase from the acquisitions of Avionic Instruments and Skurka totaling $24.2 million as well as an increase in orders across various product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of January 1, 2005 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of January 1, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are sold to foreign end-users. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended January 1, 2005 and December 27, 2003 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $28.8 million of cash from operating activities during the thirteen weeks ended January 1, 2005 compared to $35.8 million generated during the thirteen weeks ended December 27, 2003. The decrease of $7.0 million is primarily due to the receipt of an income tax refund of $14.2 million during the thirteen weeks ended December 27, 2003 partially offset by an increase in the cash generated from other operating activities of $7.2 million.

Investing Activities. Cash used in investing activities increased to $31.0 million during the thirteen weeks ended January 1, 2005 compared to $0.6 million used during the thirteen weeks ended December 27, 2003 primarily due to the acquisition of Skurka for $30.2 million discussed previously.

Financing Activities. Cash used in financing activities during the thirteen weeks ended January 1, 2005 increased to $2.2 million compared to $1.5 million during the thirteen weeks ended December 27, 2003, primarily due to a $0.7 million payment by the Company under its senior credit facility.

In connection with the Merger, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm’s senior credit facility was amended and restated to refinance approximately $294 million of term loans then outstanding. TransDigm’s new amended and restated senior secured credit facility (the “Amended and Restated Senior Credit Facility”) totals $394 million, which consists of (1) a $100 million revolving credit line (including a letter of credit sub-facility of $15 million) maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. At January 1, 2005, the Company had a $0.5 million letter of credit outstanding and $99.5 million of borrowings available under the Amended and Restated Senior Credit Facility.

The revolving loan facility matures in July 2009 and the term loan facility matures in July 2010. The Amended and Restated Senior Credit Facility requires scheduled quarterly payments of principal on the term loans in aggregate annual principal amounts equal to 1% of the original aggregate principal amount of the term loans during the life of the loans, with the balance payable at final maturity. Subject to exceptions, the Amended and Restated Senior Credit Facility also require mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 95 days after the end of the fiscal year ending on September 30, 2006, net cash proceeds of asset sales, the issuance of equity securities or the issuance of certain debt securities.

In addition, the Company has the right to request (but no lender is committed to provide) additional term loans under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental term loan borrowing.

The interest rates per annum applicable to loans other than swingline loans (i.e., a short term line of credit that is provided as part of the revolving credit facility by the administrative agent, which can be converted at any time by the administrative agent into revolving credit loans under the revolving credit facility), under the Amended and Restated Senior Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month interest periods chosen by the Company, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage is a percentage per annum equal to (1) 1.25% for alternate base rate term loans, (2) 2.25% for adjusted LIBO rate term loans, (3) 2.50% for alternate base rate revolving loans and (4) 3.50% for adjusted LIBO rate revolving loans. The applicable margin percentages under the revolving loan facility will be subject to adjustment in increments based on the achievement of performance goals.

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

Both the Amended and Restated Senior Credit Facility and the new 8 3/8% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the Amended and Restated Senior Credit Facility and the new 8 3/8% Senior Subordinated Notes require the Company to meet certain financial ratios. Any failure to comply with the restrictions of the Amended and Restated Senior Credit Facility, the new 8 3/8% Senior Subordinated Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under the Amended and Restated Senior Credit Facility may be able to terminate any commitments they had made to supply the Company with further funds.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement during the first quarter of fiscal 2006. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm are not presented since Holdings has no significant operations or assets separate from its investment in TransDigm and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm. As of January 1, 2005, the only subsidiary of TransDigm that is not obligated to guarantee the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At January 1, 2005, the Company had borrowings under its Amended and Restated Senior Credit Facility of $292.1 million that were subject to interest rate risk. Borrowings under the Company’s Amended and Restated Senior Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Amended and Restated Senior Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Facility by approximately $2.9 million based on the amount of outstanding borrowings at January 1, 2005. The weighted average interest rate on the $292.1 million of borrowings under the Amended and Restated Senior Credit Facility on January 1, 2005 was 4.6%.

Because the interest rates on borrowings under its Amended and Restated Senior Credit Facility vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Facility approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of the Company’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $428 million at January 1, 2005 based upon quoted market rates.

Item 4. Controls and Procedures

As of January 1, 2005, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Holdings and TransDigm Inc. in the reports they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the first quarter of the fiscal year ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2005. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the effectiveness of its internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ending September 30, 2005 and be in a position to conclude that the Company’s internal control over financial reporting is effective as of September 30, 2005, there can be no assurance that the Company will ultimately be able to fully comply with Section 404 in its Annual Report on Form 10-K for the year ending September 30, 2005 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of September 30, 2005.

PART II OTHER INFORMATION

Item 6. Exhibits

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

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 11, 2005
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2005
Gregory Rufus

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	President and Chief Executive Officer (Principal Executive Officer) and Director	February 11, 2005
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2005
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JANUARY 1, 2005

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.