Form 10-Q
period 2006-04-01
TRANSDIGM HOLDING CO; TRANSDIGM INC
filed 2006-05-16
CIK 1077672, 1077670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006.

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

(216) 706-2939

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the co-registrants are large accelerated filers, accelerated filers or non-accelerated filers. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one).

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Inc.’s common stock, par value $.01 per share, was 100 as of May 1, 2006.

The number of shares outstanding of TransDigm Holding Company’s common stock, par value $.01 per share, was 100 as of May 1, 2006.

PART I: FINANCIAL INFORMATION

ITEM 1

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

(Unaudited)

	April 1, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,029	$104,221
Trade accounts receivable - Net	65,329	63,554
Income taxes receivable	10,423	—
Inventories	81,772	76,077
Deferred income taxes	7,207	12,651
Prepaid expenses and other	2,931	1,748

Total current assets	197,691	258,251

PROPERTY, PLANT AND EQUIPMENT - Net	62,569	63,624
GOODWILL	855,726	855,684
TRADEMARKS AND TRADENAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	101,200	104,454
DEBT ISSUE COSTS - Net	17,961	19,340
OTHER	818	803

TOTAL ASSETS	$1,361,462	$1,427,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$2,943	$2,943
Accounts payable	17,242	16,419
Accrued liabilities	22,261	31,885

Total current liabilities	42,446	51,247

LONG-TERM DEBT - Less current portion	685,434	686,906
DEFERRED INCOME TAXES	83,575	73,731
OTHER NON-CURRENT LIABILITIES	3,016	3,001

Total liabilities	814,471	814,885

STOCKHOLDERS’ EQUITY:
Common stock–$.01 par value; authorized 900,000 shares; issued 100 at April 1, 2006 and September 30, 2005, respectively	—	—
Additional paid-in capital	524,011	533,161
Retained earnings	23,319	79,943
Accumulated other comprehensive loss	(339)	(336)

Total stockholders’ equity	546,991	612,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,361,462	$1,427,653

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

APRIL 1, 2006 AND APRIL 2, 2005

(Amounts in Thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
NET SALES	$108,276	$91,392	$208,416	$171,662

COST OF SALES	51,799	46,334	102,696	87,131

GROSS PROFIT	56,477	45,058	105,720	84,531

OPERATING EXPENSES:
Selling and administrative	10,754	9,489	23,134	17,743
Amortization of intangibles	1,450	1,870	3,266	3,711

Total operating expenses	12,204	11,359	26,400	21,454

INCOME FROM OPERATIONS	44,273	33,699	79,320	63,077

INTEREST EXPENSE - Net	14,174	12,609	27,608	24,888

INCOME BEFORE INCOME TAXES	30,099	21,090	51,712	38,189

INCOME TAX PROVISION	11,356	7,781	19,547	14,108

NET INCOME	$18,743	$13,309	$32,165	$24,081

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2006

(Amounts in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE, OCTOBER 1, 2005	$—	$533,161	$79,943	$(336)	$612,768

Equity contribution from TD Group -
Stock option and deferred compensation costs incurred by TD Group	—	(1,382)	—	—	(1,382)
Income tax benefit from expenses incurred by TD Group	—	4,408	—	—	4,408
Income tax benefit from exercise of stock options	—	1,820	—	—	1,820

Comprehensive income -
Net income	—	—	32,165	—	32,165
Other comprehensive loss	—	—	—	(3)	(3)

Comprehensive income					32,162

Dividend payment to TD Group	—	(13,996)	(88,789)	—	(102,785)

BALANCE, APRIL 1, 2006	$—	$524,011	$23,319	$(339)	$546,991

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES:
Net income	$32,165	$24,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,886	4,377
Amortization of intangibles	3,266	3,711
Amortization of debt issue costs	1,921	1,906
Noncash stock option and deferred compensation costs	(1,382)	3,185
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Accounts receivable	(1,775)	(7,882)
Inventories	(5,695)	(1,043)
Other assets	(3,830)	(274)
Accounts payable	823	2,410
Accrued and other liabilities	3,517	2,871

Net cash provided by operating activities	33,896	33,342

INVESTING ACTIVITIES:
Capital expenditures	(3,831)	(3,407)
Acquisition of businesses	—	(54,635)
Purchase of marketable securities	—	(50,485)
Sales and maturity of marketable securities	—	50,372

Net cash used in investing activities	(3,831)	(58,155)

FINANCING ACTIVITIES:
Payment of amounts borrowed under credit facility	(1,472)	(1,471)
Payment of license obligation	—	(1,500)
Dividend payments to TD Group	(102,785)	—

Net cash used in financing activities	(104,257)	(2,971)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,192)	(27,784)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,221	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,029	$20,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,413	$22,499

Cash paid during the period for income taxes	$11,740	$8,747

See notes to condensed consolidated financial statements.

TRANSDIGM HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED APRIL 1, 2006 AND APRIL 2, 2005 (UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Holding Company (“Holdings”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned subsidiaries, MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc., and Skurka Aerospace Inc. (collectively, with Holdings, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC motors and specialized valving.

Merger—On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) merged with and into Holdings, with Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation controlled by Warburg Pincus, TD Holding Corporation (the “Merger”). On January 19, 2006 TD Holding Corporation changed its legal name to TransDigm Group Incorporated (“TD Group”).

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented since the 8 3/8% Senior Subordinated Notes due July 2011 issued by TransDigm Inc. are fully and unconditionally guaranteed on a senior subordinated basis by Holdings and all existing domestic subsidiaries of TransDigm Inc. and since Holdings has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended September 30, 2005 filed by Holdings and TransDigm Inc. The September 30, 2005 condensed consolidated balance sheet was derived from Holdings’ audited financial statements. The results of operations for the thirteen and twenty-six week periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior periods financial statements to conform to the current year classifications.

3.	NEW ACCOUNTING STANDARDS

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (R), Share Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations as SFAS 123(R) will be applied to option grants issued subsequent to December 20, 2005.

4.	ACQUISITIONS

Eaton Motors – On June 30, 2005, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The product line’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall direction. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California. The Company expects that the $4.8 million of goodwill recognized for the acquisition will be deductible for income tax purposes.

Fluid Regulators— On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulator’s product characteristics and market position fit well with TransDigm’s overall direction. In an attempt to reduce the combined operating costs of Fluid Regulators and the AeroControlex division of TransDigm Inc., Fluid Regulators merged into TransDigm Inc. on September 20, 2005. The Company expects that the $15.7 million in goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

Skurka— On December 31, 2004, TransDigm, through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components, primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction. The Company expects that the $20.7 of goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

The Company accounted for the acquisitions of Skurka, Fluid Regulators and the motor product line (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the thirteen and twenty-six week periods ended April 1, 2006 and April 2, 2005, respectively, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	April 1 2006	September 30, 2005
Work-in-progress and finished goods	$42,746	$40,234
Raw materials and purchased component parts	45,739	42,581

Total	88,485	82,815
Reserve for excess and obsolete inventory	(6,713)	(6,738)

Inventories - net	$81,772	$76,077

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	April 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$10,576	$80,210
License agreement	9,373	1,414	7,959
Trade secrets	11,772	1,427	10,345
Patented technology	1,510	480	1,030
Order backlog	9,245	9,245	—
Other	1,827	171	1,656

Total	$124,513	$23,313	$101,200

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$8,488	$82,298
License agreement	9,373	1,150	8,223
Trade secrets	11,772	1,159	10,613
Patented technology	1,498	387	1,111
Order backlog	9,245	8,807	438
Other	1,827	56	1,771

Total	$124,501	$20,047	$104,454

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both April 1, 2006 and September 30, 2005.

The aggregate amortization expense on identifiable intangible assets for the thirteen and twenty-six week periods ended April 1, 2006 and April 2, 2005 was approximately $1.5 million, $3.3 million, $1.9 million and $3.7 million, respectively. The estimated amortization expense for fiscal 2006 is $6.1 million and for each of the five succeeding years 2007 through 2011 is $5.7 million, $5.7 million, 5.5 million, $5.5 million and $5.5 million, respectively.

The following is a summary of changes to the carrying value of goodwill from September 30, 2005 through April 1, 2006 (in thousands):

Balance, September 30, 2005	$855,684
Additional goodwill recognized in accounting for the Acquisitions	42

Balance, April 1, 2006	$855,726

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005
Liability balance at beginning of period	$2,789	$2,829
Accruals for warranties issued	545	901
Warranty claims settled	(902)	(959)
Acquisitions	—	197

Liability balance at end of period	$2,432	$2,968

8.	DEBT

On November, 10, 2005, TD Group closed on a $200 million loan facility (the “TD Group Loan Facility”). The TD Group Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. In connection with closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. entered into an amendment to the amended and restated credit agreement (the “Amended and Restated

Senior Credit Agreement”), dated as of April 1, 2004 (the “Amendment”). The Amendment, among other things, authorizes Holdings, so long as certain conditions are satisfied, to (i) make Bonus and Dividend Payments (as defined therein) and (ii) pay dividends to TD Group so long as the proceeds of such dividends are used directly or indirectly, to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility. In addition, the Amendment authorizes TransDigm Inc. to make distributions to Holdings to enable Holdings to make such dividend payments to TD Group.

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

The components of net periodic benefit cost are detailed below (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$23	$21	$46	$42
Interest cost	107	96	214	192
Expected return on plan assets	(65)	(67)	(130)	(134)
Net amortization and deferral	6	8	12	16

	$71	$58	$142	$116

Deferred Compensation Plans—Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in connection with the Merger. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans. TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December 2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan provides that a participant’s deferred compensation account is fully distributable upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. The cost of the plans totaled $0.5 million, $(2.5) million, $1.4 million and $2.8 million for the thirteen and twenty-six week periods ended April 1, 2006 and April 2, 2005, respectively. The amount recognized during the twenty-six week period ended April 1, 2006 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan represent obligations of TD Group and are not guaranteed by Holdings or any of its subsidiaries.

10.	DIVIDEND AND BONUS PAYMENTS

On November 10, 2005, in connection with the closing of the TD Group Loan Facility (see Note 8), TransDigm Inc. paid a cash dividend to Holdings and made bonus payments to certain members of TransDigm’s management. The aggregate amount of the cash dividend and bonus payments made by TransDigm Inc. was approximately $104 million. Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.8 million together with substantially all of the proceeds received from the dividend payment from Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its senior unsecured promissory notes that were issued by it in connection with the Merger in July 2003, with all such payments totaling approximately $262.7 million, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, with all such distributions totaling approximately $23.0 million, and (iii) make a distribution to participants under the TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan (the “Management Deferred Compensation Plan”) of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million. In connection with the distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with such terminations becoming effective on November 10, 2005 and December 16, 2005, respectively.

The approximately $6.2 million in aggregate bonuses were allocated to each employee receiving a bonus based on the aggregate number of shares of the Company’s common stock underlying rollover options and new management options granted to all employees receiving a bonus.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm Inc.’s 8 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed by Holdings and all direct and indirect subsidiaries of TransDigm Inc. (other than one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity) on a senior subordinated basis. The Holdings’ guarantee and the guarantees provided by the guaranteeing subsidiaries of TransDigm Inc. of the 8 3/8% Senior Subordinated Notes are subordinated to Holdings’ and such guaranteeing subsidiaries’ guarantees of TransDigm Inc.’s obligations under the Amended and Restated Senior Credit Agreement. The following supplemental consolidating condensed financial information presents the balance sheets of Holdings as of April 1, 2006 and September 30, 2005 and its statements of operations and cash flows for the twenty-six week periods ended April 1, 2006 and April 2, 2005.

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 1, 2006

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$32,994	$(2,965)	$—	$30,029
Trade accounts receivable - Net	—	23,807	41,522	—	65,329
Income taxes receivable	—	10,423	—	—	10,423
Inventories	—	27,126	54,646	—	81,772
Deferred income taxes	—	7,207	—	—	7,207
Prepaid expenses and other	—	898	2,033	—	2,931

Total current assets	—	102,455	95,236	—	197,691

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	546,991	2,048,595	726,335	(3,321,921)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,300	38,269	—	62,569

GOODWILL	—	424,777	430,949	—	855,726

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	36,168	65,032	—	101,200

DEBT ISSUE COSTS - Net	—	17,961	—	—	17,961

OTHER	—	818	—	—	818

TOTAL ASSETS	$546,991	$2,708,071	$1,428,321	$(3,321,921)	$1,361,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,940	7,302	—	17,242
Accrued liabilities	—	15,251	7,010	—	22,261

Total current liabilities	—	28,134	14,312	—	42,446

LONG-TERM DEBT - Less current portion	—	685,434	—	—	685,434

DEFERRED INCOME TAXES	—	83,575	—	—	83,575

OTHER NON-CURRENT LIABILITIES	—	2,016	1,000	—	3,016

Total liabilities	—	799,159	15,312	—	814,471

STOCKHOLDERS’ EQUITY	546,991	1,908,912	1,413,009	(3,321,921)	546,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$546,991	$2,708,071	$1,428,321	$(3,321,921)	$1,361,462

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$106,082	$(1,861)	$—	$104,221
Trade accounts receivable - Net	—	26,447	37,107	—	63,554
Inventories	—	24,673	51,404	—	76,077
Deferred income taxes	—	12,651	—	—	12,651
Prepaid expenses and other	—	564	1,184	—	1,748

Total current assets	—	170,417	87,834	—	258,251

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	612,768	2,038,972	702,134	(3,353,874)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,844	38,780	—	63,624

GOODWILL	—	424,777	430,907	—	855,684

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	37,283	67,171	—	104,454

DEBT ISSUE COSTS - Net	—	19,340	—	—	19,340

OTHER	—	803	—	—	803

TOTAL ASSETS	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,093	7,326	—	16,419
Accrued liabilities	—	23,812	8,073	—	31,885

Total current liabilities	—	35,848	15,399	—	51,247

LONG-TERM DEBT - Less current portion	—	686,906	—	—	686,906

DEFERRED INCOME TAXES	—	73,731	—	—	73,731

OTHER NON-CURRENT LIABILITIES	—	2,001	1,000	—	3,001

Total liabilities	—	798,486	16,399	—	814,885

STOCKHOLDERS’ EQUITY	612,768	1,970,947	1,382,927	(3,353,874)	612,768

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$612,768	$2,769,433	$1,399,326	$(3,353,874)	$1,427,653

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2006

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$86,654	$121,762	$—	$208,416

COST OF SALES	—	38,763	63,933	—	102,696

GROSS PROFIT	—	47,891	57,829	—	105,720
OPERATING EXPENSES:
Selling and administrative	—	13,905	9,229	—	23,134
Amortization of intangibles	—	1,132	2,134	—	3,266

Total operating expenses	—	15,037	11,363	—	26,400

INCOME FROM OPERATIONS	—	32,854	46,466	—	79,320

OTHER INCOME (EXPENSES):
Interest expense - Net	(6,016)	(23,478)	1,886	—	(27,608)
Equity in income of subsidiaries	35,907	30,074	—	(65,981)	—

INCOME BEFORE INCOME TAXES	29,891	39,450	48,352	(65,981)	51,712

INCOME TAX PROVISION (BENEFIT)	(2,274)	3,543	18,278	—	19,547

NET INCOME	$32,165	$35,907	$30,074	$(65,981)	$32,165

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$70,410	$101,252	$—	$171,662

COST OF SALES	—	31,444	55,687	—	87,131

GROSS PROFIT	—	38,966	45,565	—	84,531
OPERATING EXPENSES:
Selling and administrative	—	9,444	8,299	—	17,743
Amortization of intangibles	—	967	2,744	—	3,711

Total operating expenses	—	10,411	11,043	—	21,454

INCOME FROM OPERATIONS	—	28,555	34,522	—	63,077

OTHER INCOME (EXPENSES):
Interest expense - Net	(6,048)	(21,358)	2,518	—	(24,888)
Equity in income of subsidiaries	27,895	23,357	—	(51,252)	—

INCOME BEFORE INCOME TAXES	21,847	30,554	37,040	(51,252)	38,189

INCOME TAX PROVISION (BENEFIT)	(2,234)	2,659	13,683	—	14,108

NET INCOME	$24,081	$27,895	$23,357	$(51,252)	$24,081

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 1, 2006

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$32,165	$35,907	$30,074	$(65,981)	$32,165
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(35,907)	(23,828)	(4,515)	65,981	1,731

Net cash (used in) provided by operating activities	(3,742)	12,079	25,559	—	33,896

INVESTING ACTIVITIES
Capital expenditures	—	(1,470)	(2,361)	—	(3,831)

Net cash used in investing activities	—	(1,470)	(2,361)	—	(3,831)

FINANCING ACTIVITIES:
Changes in intercompany activities	3,742	20,560	(24,302)	—	—
Payment of amounts borrowed under credit facility	—	(1,472)	—	—	(1,472)
Dividend payment to TD Group	—	(102,785)	—	—	(102,785)

Net cash provided by (used in) financing activities	3,742	(83,697)	(24,302)	—	(104,257)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(73,088)	(1,104)	—	(74,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$32,994	$(2,965)	$—	$30,029

TRANSDIGM HOLDING COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2005

(In Thousands)

	Holdings	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$24,081	$27,895	$23,357	$(51,252)	$24,081
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(27,895)	(11,749)	(2,347)	51,252	9,261

Net cash (used in) provided by operating activities	(3,814)	16,146	21,010	—	33,342

INVESTING ACTIVITIES
Capital expenditures	—	(1,446)	(1,961)	—	(3,407)
Acquisition of Skurka	—	(30,610)	—	—	(30,610)
Acquisition of Fluid Regulators	—	(24,025)	—	—	(24,025)
Purchase of marketable securities	—	(50,485)	—	—	(50,485)
Sales and maturity of marketable securities	—	50,372	—	—	50,372

Net cash used in investing activities	—	(56,194)	(1,961)	—	(58,155)

FINANCING ACTIVITIES:
Changes in intercompany activities	3,814	13,321	(17,135)	—	—
Payment of amounts borrowed under credit facility	—	(1,471)	—	—	(1,471)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	3,814	10,350	(17,135)	—	(2,971)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(29,698)	1,914	—	(27,784)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$20,450	$264	$—	$20,714

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with Holdings’ consolidated financial statements and the related notes included elsewhere in the Report. References in this section to the “Company” “TransDigm,” “we,” “us” or “our” are to Holdings, together with TransDigm Inc. and its subsidiaries. References to “Holdings” are to TransDigm Holding Company, which holds all of the outstanding capital stock of TransDigm.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Many of the factors affecting these forward-looking statements are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to:

•	Our substantial leverage, which could adversely affect our financial health.

•	The terms of the Amended and Restated Senior Credit Agreement, the Indenture governing the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility, which may restrict our current and future operations.

•	The occurrence of future terrorist attacks.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet, and to our customers’ profitability. These items are, in turn, affected by general economic conditions.

•	Our sales to manufacturers of new large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	U.S. military spending is dependent upon the U.S. defense budget.

•	Our business may be adversely affected if we would lose our government or industry approvals or if more stringent government regulations were enacted or if industry oversight is increased.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees could adversely affect our business.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations under such environmental laws and regulations.

•	We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government. In addition, government contracts contain unfavorable termination provisions and are subject to modification and audit.

•	Certain of our divisions and subsidiaries have been subject to a pricing review by the Department of Defense Office of Inspector General.

•	We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected if one of our components causes an aircraft to crash.

Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K of Holdings and TransDigm Inc. for the fiscal year ended September 30, 2005 for additional information regarding the foregoing factors that may affect our business.

Overview

We believe we are a leading global designer, producer, and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches and cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the second quarter of fiscal 2006, we generated net sales of $108.3 million and net income of $18.7 million. In addition, for the second quarter of fiscal year 2006, our EBITDA was $48.2 million, or 44.5% of net sales, and our EBITDA As Defined was $49.8 million, or 46.0% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

Dividend and Bonus Payments

On November 10, 2005, TD Group, the parent company of TransDigm Inc. and Holdings, closed on the $200 million TD Group Loan Facility. In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and Holdings entered into the Amendment to the Amended and Restated Senior Credit Agreement. Among other things, the Amendment authorized (i) the payment of the cash dividends by TransDigm Inc. and Holdings referred to in the immediately following paragraph and (ii) TransDigm Inc. and Holdings to make certain distributions to TD Group from time to time, so long as certain conditions are satisfied and the proceeds of such distributions to TD Group are used, directly or indirectly, by TD Group to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility.

In connection with the closing of the TD Group Loan Facility, TransDigm Inc. paid a cash dividend of approximately $98.0 million to Holdings and made bonus payments of approximately $6.2 million to certain members of our management (which bonus payments were in addition to amounts paid to certain members of our management under our deferred compensation plans, as described below). Holdings used all of the proceeds received by it from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from Holdings, to:

•	prepay the entire outstanding principal amount and all accrued and unpaid interest on TD Group’s senior unsecured promissory notes issued in connection with the Merger, with all such payments totaling approximately $262.7 million;

•	make distributions to certain members of our management who participated in the Rollover Deferred Compensation Plan of their vested deferred compensation account balances (including Douglas Peacock, a director, who participated in the Rollover Deferred Compensation Plan as the former chief executive officer of TransDigm Inc. and Holdings), with all such distributions totaling approximately $23.0 million; and

•	make distributions to certain members of our management and one of our directors who participated in the Management Deferred Compensation Plan of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million (with approximately $1.8 million of such distributions being attributable to vested deferred compensation account balances and approximately $1.2 million being attributable to unvested deferred compensation account balances).

The approximately $6.2 million in aggregate bonuses paid by TransDigm Inc. and referred to above were allocated among our employees receiving such bonuses based on their respective holdings of rollover options and new management options.

In connection with the distributions under the Rollover Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan, with such termination becoming effective on November 10, 2005. The Management Deferred Compensation Plan was terminated effective as of December 16, 2005 in connection with TD Group’s adoption of the New Management Deferred Compensation Plan, which is described in the following paragraph.

TD Group adopted the New Management Deferred Compensation Plan, in part, in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of our employees who were granted new management options under our 2003 stock option plan. The New Management Deferred Compensation Plan is administered by the compensation committee of TD Group’s Board of Directors. The plan provides that a participant’s deferred compensation account is fully distributable upon the earlier of December 31, 2008 or a Change in Control (as defined in the plan). If a participant’s employment terminates by reason of death or disability, by the employee with good reason, or if a participant’s employment is terminated by the Company without Cause (as defined in the plan), a pro rata portion of the deferred compensation account, based on a fraction equal to the number of days elapsed between January 1, 2006 and the termination date over 1,096 (representing the number of days during the period from January 1, 2006 through December 31, 2008) will be distributed. If a participant’s employment is terminated for Cause or by the participant without good reason, the entire amount of the deferred compensation will be forfeited. Any amount distributable under the plan will be distributed no later than two and a half months following the end of the year in which the participant became entitled to the distribution. On December 16, 2005, the Board of Directors of TD Group approved contributions of $6.2 million, in the aggregate, to participant account balances under the plan.

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the Department of Defense through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the Department of Defense Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On April 19, 2006, the Inspector General issued its final report dated February 23, 2006 and made public a redacted version thereof. The report recommends that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

We believe that the pricing review is part of a continuing effort by the Inspector General to monitor and evaluate prices paid to defense contractors for sole source spare parts. The report is consistent with reports issued with respect to sole source spare parts supplied by other companies, and, like those other reports, it advocates the negotiation of Strategic Supplier Alliances incorporating prices for parts based on cost, rather than based on prices of comparable commercial parts or other methods. We believe that our pricing of spare parts comports with the regulations applicable to contracts with agencies of the Federal government. Nonetheless, the report recommends that the Defense Logistics Agency request that the applicable divisions and subsidiaries of TransDigm Inc. voluntarily refund, in the aggregate, approximately $2.6 million for allegedly overpriced parts and negotiate Strategic Supplier Alliances incorporating cost-based prices for future Defense Logistics Agency purchases of sole source spare parts.

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s analysis and why computations related to a voluntary refund contained in the report failed to consider key data, such as actual historical sales. It cannot be determined at this time what the Defense Logistics Agency’s response to the report, and our response thereto, will be. If the Defense Logistics Agency requests a voluntary refund from any of our subsidiaries or divisions, we will consider such a request under the circumstances existing at that time.

Negotiations with the Defense Logistics Agency regarding Strategic Supplier Alliances have not yet commenced but will likely occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. In connection with any Strategic Supplier Alliance, the Defense Logistics Agency may seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the Department of Defense may seek alternative sources of supply for such parts.

The entry into Strategic Supplier Alliances or a decision by the Department of Defense to pursue alternative sources of supply for our sole source parts could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. While management believes that the entry into Strategic Supplier Alliances with the Defense Logistics Agency will not have a material adverse effect on our financial condition, liquidity or capital resources, there is no means to determine the outcome of any future negotiations or discussions at this time.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined.

	Thirteen Weeks Ended April 1, 2006	Thirteen Weeks Ended April 2, 2005	Twenty-Six Weeks Ended April 1, 2006	Twenty-Six Weeks Ended April 1, 2005
	(in millions)
Net Income	$18.7	$13.3	$32.2	$24.1
Adjustments:
Depreciation and amortization expense	3.9	4.2	8.2	8.1
Interest expense, net	14.2	12.6	27.6	24.9
Income tax provision	11.4	7.8	19.5	14.1

EBITDA(1)	48.2	37.9	87.5	71.2
Adjustments:
Inventory purchase accounting adjustments(2)	—	0.9	—	0.9
Acquisition integration costs(3)	0.1	0.1	0.4	0.1
Non-cash compensation and deferred compensation costs(4)	1.4	1.6	(1.4)	3.2
One-time special bonus payment(5)	—	—	6.2	—
Acquisition earnout costs(6)	0.1	—	0.2	—

EBITDA As Defined (1)	$49.8	$40.5	$92.9	$75.4

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA, plus inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation charges, one-time special bonus payments and acquisition earnout costs.

We present EBITDA because we believe that it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest and debt expense, income tax expense and depreciation and amortization, which may vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because the Amended and Restated Senior Credit Agreement requires compliance, on a pro forma basis, with certain financial ratios, including a leverage ratio, fixed charge coverage ratio and an interest coverage ratio. Leverage ratio is defined in the Amended and Restated Senior Credit Agreement, as of any date, as the ratio of the total indebtedness of TransDigm Inc. on a consolidated basis on such date to Consolidated EBITDA (as defined in the Amended and Restated Senior Credit Agreement) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. Fixed charge coverage ratio is defined in the Amended and Restated Senior Credit Agreement as, for any period, the ratio of Consolidated EBITDA for such period to consolidated fixed charges of TransDigm Inc. for such period. Interest coverage ratio is defined in the Amended and Restated Senior Credit Agreement as, for any period, the ratio of Consolidated EBITDA for such period to consolidated interest expense of TransDigm Inc. for such period. The Amended and Restated Senior Credit Agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA As Defined. These financial covenants are material terms of the Amended and Restated Senior Credit Agreement as the failure to comply with such financial covenants could result in an event of default thereunder (and, in turn, an event of default under the Amended and Restated Senior Credit Agreement could result in an event of default under the Indenture governing the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility).

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with accounting principles generally accepted in the United States of America, or GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA As Defined reflects any cash requirements for such replacements;

•	the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA and EBITDA As Defined;

•	neither EBITDA nor EBITDA As Defined includes the payment of taxes, which is a necessary element of our operations; and

•	EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation, and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP, and our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

(2)	Represents the portion of the purchase accounting adjustment to inventory pertaining to the Skurka and Fluid Regulators acquisitions in fiscal 2005 that was charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate the motor product line, Fluid Regulators and Avionic Instruments into the Company’s operations.

(4)	Represents the expenses (income) recognized by the Company under a stock option plan and deferred compensation plans of TD Group. The amount reflected above for the twenty-six week period ended April 1, 2006 includes a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two deferred compensation plans of TD Group. In addition, the amount reflected above for the thirteen and twenty-six week periods ended April 1, 2006 includes expenses recognized by the Company under a new deferred compensation plan of TD Group adopted December 2005.

(5)	Represents the one-time special bonus paid to certain members of management based on their respective holdings of rollover options and new management options. In the Amendment to the Amended and Restated Senior Credit Agreement entered into on November 10, 2005, our senior lenders agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.

(6)	Represents the amount recognized for the potential earnout payment to Howard Skurka pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004. In the Amendment to the Amended and Restated Senior Credit Agreement entered into on November 10, 2005, our senior lenders agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.

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

A summary of our significant accounting policies and estimates is included in our Form 10K for the year ended September 30, 2005. There has been no significant change to our critical accounting policies during the twenty-six week period ended April 1, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	100%	100%	100%	100%

Cost of sales	48	51	49	51
Selling and administrative expenses	10	10	11	10
Amortization of intangibles	1	2	2	2

Income from operations	41	37	38	37
Interest expense - net	13	14	13	15
Income tax provision	11	8	10	8

Net income	17%	15%	15%	14%

Changes in Results of Operations

Thirteen week period ended April 1, 2006 compared with the thirteen week period ended April 2, 2005.

•	Net Sales. Net sales increased by $16.9 million, or 18.5%, to $108.3 million for the quarter ended April 1, 2006, from $91.4 million for the comparable quarter last year. Sales growth excluding acquisitions was $14.1 million and represented a 15.4% increase over the prior year. The organic sales growth was primarily due to: (i)

an increase of $7.4 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market as well as new business initiatives and (ii) an increase of $5.3 million of commercial OEM sales primarily resulting from the increase in production rates for the Boeing Company and Airbus S.A.S and related OEM system suppliers as well as the business jet market. The remaining $2.8 million of the increase resulted from the acquisition of a motor product line in fiscal 2005.

•	Cost of Sales. Cost of sales increased by $5.5 million, or 11.8%, to $51.8 million for the quarter ended April 1, 2006 from $46.3 million from the comparable quarter last year. Cost of sales as a percentage of sales decreased approximately 3 percentage points to 47.8% for the thirteen week period ended April 1, 2006 from 50.7% for the thirteen week period ended April 2, 2005. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $16.9 million discussed above. The decrease in cost of sales as a percentage of sales was primarily due to the favorable product mix (i.e., higher commercial aftermarket sales) and the absence in 2006 of a $0.9 million, or 1.0% of net sales, inventory purchase price accounting charge pertaining to the write-up of inventory associated with the acquisitions that occurred in fiscal 2005.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $1.3 million, or 13.3%, to $10.8 million for the quarter ended April 1, 2006 from $9.5 million for the comparable quarter last year primarily due to higher costs to support the increase in sales discussed above. Selling and administrative expenses as a percentage of net sales decreased slightly to 9.9% for the quarter ended April 1, 2006 from 10.4% for the comparable quarter last year.

•	Amortization of Intangibles. Amortization of intangibles decreased by $0.4 million to $1.5 million for the quarter ended April 1, 2006 from $1.9 million for the comparable quarter last year. The decrease was due to order backlog that was recorded in accounting for the acquisitions that was subsequently fully amortized during fiscal 2006.

•	Interest Expense. Interest expense increased to $14.2 million for the quarter ended April 1, 2006 from $12.6 million for the comparable quarter last year, primarily due to an increase in the interest rates on borrowings under the Amended and Restated Senior Credit Agreement.

•	Income Taxes. Income tax expense as a percentage of income before income taxes increased to 37.7% for the quarter ended April 1, 2006 from 36.9% for the quarter ended April 2, 2005 primarily due to the reduction in the benefit related to foreign sales as a result of the change in the federal extraterritorial law which phases out the foreign sales deduction by 2007.

•	Net Income. The Company earned $18.7 million for the second quarter of fiscal 2006 compared to $13.3 million for the second quarter of fiscal 2005, primarily as a result of the factors referred to above.

Twenty-six week period ended April 1, 2006 compared with the twenty-six week period ended April 2, 2005.

•	Net Sales. Net sales increased by $36.7 million, or 21.4%, to $208.4 million for the twenty-six week period ended April 1, 2006, from $171.7 million for the comparable period last year. Sales growth excluding acquisitions was $24.1 million and represented a 14.1% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $14.2 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market as well as new business initiatives; (ii) an increase of $12.2 million of commercial OEM sales primarily resulting from the increase in production rates for the Boeing Company and Airbus S.A.S and related OEM system suppliers as well as the business jet market and (iii) partially offsetting the increase in organic sales was a decrease in military sales. The remaining $12.6 million increase resulted from the acquisitions of Skurka, Fluid Regulators and the motor product line.

•	Cost of Sales. Cost of sales increased by $15.6 million, or 17.9%, to $102.7 million for the twenty-six week period ended April 1, 2006 from $87.1 million from the comparable period last year. Cost of sales as a percentage of sales decreased approximately 1.5 percentage points to 49.3% for the twenty-six week period ended April 1, 2006 from 50.8% for the twenty-six week period ended April 2, 2005. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $36.7 million discussed above. The decrease in cost of sales as a percentage of sales was primarily due to the favorable product mix (i.e., higher commercial aftermarket sales) and the absence in 2006 of a $0.9 million, or 0.5% of net sales, inventory purchase price accounting charge pertaining to the write-up of inventory associated with the acquisitions that occurred in fiscal 2005.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $5.4 million to $23.1 million for the twenty-six week period ended April 1, 2006 from $17.7 million for the comparable period last year. The increase is due to (i) the one-time special bonus of $6.2 million, or 3.0% of net sales, paid to certain members of management, and (ii) the higher net sales discussed above. These increases were partially offset by (a) a reversal of previously recorded charges of $3.8 million, or 1.8% of net sales, resulting from the termination in fiscal 2006 of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan and (b) the decrease of $1.5 million due to the lower compensation expense recorded under the New Management Deferred Compensation Plan.

Selling and administrative expenses as a percentage of net sales increased to 11.1% for the twenty-six week period ended April 1, 2006 from 10.3% for the comparable period last year primarily due to the factors described above.

•	Amortization of Intangibles. Amortization of intangibles decreased by $0.4 million to $3.3 million for the twenty-six week period ended April 1, 2006 from $3.7 million for the comparable period last year. The decrease was due to order backlog that was recorded in accounting for the acquisitions made in fiscal 2005 that was subsequently fully amortized during fiscal 2006.

•	Interest Expense. Interest expense increased $2.7 million, or 10.9%, to $27.6 million for the twenty-six week period ended April 1, 2006 from $24.9 million for the comparable period last year, primarily due to an increase in the interest rates on borrowings under the Amended and Restated Senior Credit Agreement.

•	Income Taxes. Income tax as a percentage of income before income taxes increased to 37.8% for the quarter ended April 1, 2006 from 36.9% for the quarter ended April 2, 2005 primarily due to the reduction in the benefit related to foreign sales resulting from the change in the federal extraterritorial law which phases out the foreign sales deduction by 2007.

•	Net Income. The Company earned $32.2 million for the twenty-six week period ended April 1, 2006 compared to $24.1 million for the same period last year, primarily as a result of the factors referred to above.

Backlog

As of April 1, 2006, the Company estimated its sales order backlog at $236.8 million compared to an estimated $200.8 million as of April 2, 2005. The increase in backlog of $36.0 million is primarily due to an increase among various products from both OEM and aftermarket customers, as well as an increase from the motor product line acquisition of $6.6 million. The majority of the purchase orders outstanding as of April 1, 2006 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 1, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Currency Exchange Rate Risk

We manufacture all of our products in the United States and sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. In addition, the amount of components or other raw materials or supplies that we purchase from foreign suppliers are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s business as a whole during the thirteen and twenty-six week periods ended April 1, 2006 and April 2, 2005 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $33.9 million of cash from operating activities during the twenty-six weeks ended April 1, 2006 compared to $33.3 million generated during the twenty-six weeks ended April 2, 2005.

Investing Activities. Cash used in investing activities decreased to $3.8 million during the twenty-six weeks ended April 1, 2006 compared to $58.2 million used during the twenty-six weeks ended April 2, 2005. The decrease in investing activities is primarily due to the absence of the acquisitions of Skurka and Fluid Regulators for $54.6 during fiscal 2005.

Financing Activities. Cash used in financing activities during the twenty-six weeks ended April 1, 2006 increased to $104.3 million compared to $3.0 million during the twenty-six weeks ended April 2, 2005, primarily due to the dividend payment to TD Group of $102.8 million during the first quarter of fiscal 2006.

In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and Holdings entered into the Amendment, which, among other things, authorized (i) the payment of the cash dividends and one-time special bonus payments described elsewhere in this Quarterly Report (see “Recent Developments – Dividend and Bonus Payments”) and (ii) TransDigm Inc. and Holdings to make certain distributions to TD Group from time to time, so long as certain conditions are satisfied and the proceeds of such distributions to TD Group are used, directly or indirectly, by TD Group to pay interest in respect of the indebtedness outstanding under the TD Group Loan Facility. TransDigm Inc. and Holdings intend to make such distributions, as permitted, on a quarterly basis.

The TD Group Loan Facility is unsecured and is not guaranteed by Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. The TD Group Loan Facility matures in November 2011. The principal amount of the indebtedness outstanding under the TD Group Loan Facility is not amortized and, therefore, the entire balance of $200 million is payable upon maturity in November 2011, subject to certain required prepayment requirements.

The interest rates per annum applicable to the loans under the TD Group Loan Facility are equal to an adjusted LIBO rate for three-month interest periods plus an applicable margin percentage. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for three-month periods as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which TD Group’s lenders are subject. Prior to the earlier to occur of an initial public offering (“IPO”) of TD Group’s common stock and November 10, 2006 (the earlier to occur being the “Trigger Date”), the applicable margin percentage was a percentage per annum equal to 5%. For any day on or after the Trigger Date and prior to the date that is one year from the Trigger Date, the applicable margin percentage is a percentage per annum equal to 5.5%, and for any day on or after the date that is one year from the Trigger Date, the applicable margin percentage is a percentage per annum equal to 6%.

On December 19, 2005, TD Group filed a registration statement on Form S-1 with the SEC for its proposed IPO in connection with the sale by certain selling stockholders of TD Group’s common stock and on March 20, 2006, TD Group completed its IPO. The proceeds from the sale of shares of TD Group’s common stock sold in the IPO were solely for the account of the selling stockholders. TD Group did not receive any proceeds from the sale of shares by the selling stockholders.

New Accounting Standards

During December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations as SFAS 123(R) will be applied to option grants issued subsequent to December 20, 2005.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since Holdings has no operations or assets separate from its investment in TransDigm Inc. and since the 8 3/8% Senior Subordinated Notes are guaranteed by Holdings and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of April 1, 2006, the only subsidiary of TransDigm Inc. that is not obligated to guarantee the notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 1, 2006, TransDigm Inc. had borrowings under its Amended and Restated Senior Credit Agreement of $288.4 million that were subject to interest rate risk. Borrowings under the Amended and Restated Senior Credit Agreement bear interest, at TransDigm Inc.’s option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under the Amended and Restated Senior Credit Agreement. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Amended and Restated Senior Credit Agreement by approximately $2.9 million based on the amount of outstanding borrowings at April 1, 2006. The weighted average interest rate on the $288.4 million of borrowings under the Amended and Restated Senior Credit Agreement on April 1, 2006 was 6.99%.

Because the interest rates on borrowings under the Amended and Restated Senior Credit Agreement vary with market conditions, the amount of outstanding borrowings under the Amended and Restated Senior Credit Agreement approximates the fair value of the indebtedness. The fair value of the $400 million aggregate principal amount of TransDigm Inc.’s 8 3/8% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $418 million at April 1, 2006 based upon quoted market rates.

Item 4. Controls and Procedures

As of April 1, 2006, Holdings and TransDigm Inc. carried out an evaluation, under the supervision and with the participation of Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of Holdings’ and TransDigm Inc.’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Holdings’ and TransDigm Inc.’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Holdings and TransDigm Inc. in the reports they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Holdings’ and TransDigm Inc.’s management, including their Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Holdings’ and TransDigm Inc.’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in Holdings’ and TransDigm Inc.’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of Holdings’ and TransDigm Inc.’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in Holdings’ or TransDigm Inc.’s internal control over financial reporting that occurred during the twenty-six week period ending April 1, 2006 that have materially affected, or are reasonably likely to materially affect, Holdings’ or TransDigm Inc.’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2007. The Company is actively continuing its compliance efforts and utilizing outside assistance of documenting, testing and evaluating the effectiveness of its internal control over financial reporting in order to be in full compliance with all requirements of Section 404 as of September 30, 2007.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 16, 2006

/s/ Gregory Rufus Gregory Rufus	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2006

TRANSDIGM INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 16, 2006

/s/ Gregory Rufus Gregory Rufus	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2006

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED APRIL 1, 2006

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Holding Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Inc. pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.